Form 10QSB
period 1996-04-30
AIR BROOK AIRPORT EXPRESS INC
filed 1999-08-30
CIK 803097

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   April 30, 1996
                                 --------------

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________________

Commission File Number:   33-9218
                          -------

                         Air Brook Airport Express, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                           22-2742564
-------------------------------------                ---------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

115 West Passaic Street, Rochelle Park, New Jersey                       07662
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                                 (201) 843-6100
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                  Yes |X| No |_|

APPLICABLE ONLY TO CORPORATE ISSUERS INVOLVED IN BANKRUPTCYPROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                                                  Yes |_| No |_|

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 2,014,500 Shares as of April 30, 1996.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                                      INDEX

PART I - FINANCIAL INFORMATION:

      ITEM I - FINANCIAL STATEMENTS

            Consolidated Balance Sheets (Unaudited) April 30, 1996
            and October 31, 1995                                             1

            Consolidated Statements of Income (Unaudited) for the
            Three Months Ended April 30, 1996 and 1995                       2

            Consolidates Statements of Income (Unaudited) for the
            Six Months ended April 30, 1996 and 1995                         3

            Consolidated Statement of Changes in Stockholders' Deficit
            (Unaudited) for the Six Months Ended April 30, 1996.             4

            Consolidated Statements of Cash Flows (Unaudited) for the
            Six Months Ended April 30, 1996 and 1995                         5

            Notes to Consolidated Financial Statements (Unaudited)           6-7

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                           8

PART II - OTHER INFORMATION                                                  9

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                            (Unaudited)
                                                             April 30,     October 31,
                                                               1996           1995
                                                            -----------    -----------
ASSETS
Current assets:
      Cash                                                  $       203    $       232
                                                            -----------    -----------

      Total current assets                                          203            232

Deposits                                                            650            650
                                                            -----------    -----------

Total assets                                                $       853    $       882
                                                            ===========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
      Accounts payable                                      $   314,913    $   408,259
      Accrued expenses                                            5,073          5,317
      Due to affiliate                                          950,959        902,511
                                                            -----------    -----------

            Total current liabilities                         1,270,945      1,316,087
                                                            -----------    -----------

Stockholders' deficit:
      Common stock, $.0001 par value: authorized
      98,800,000 shares, issued and outstanding 2,014,500           201            201
      Preferred stock, $.0001 par value:
      1,200,000 shares authorized; none issued                       --             --
      Additional paid-in capital                                202,936        202,936
      Accumulated deficit                                    (1,473,229)    (1,518,342)
                                                            -----------    -----------
            Total stockholders' deficit                      (1,270,092)    (1,315,205)
                                                            -----------    -----------
Total liabilities and stockholders' deficit                 $       853    $       882
                                                            ===========    ===========

    See accompanying notes to consolidated financial statements (unaudited).

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                      FOR THE THREE MONTHS ENDED APRIL 30,
                                   (UNAUDITED)

                                                      1996               1995
                                                  -----------        -----------

Revenue                                           $    21,576        $    19,441

General, administrative and operating expenses          1,133              2,092

Gain on settlement                                     (5,084)
                                                  -----------        -----------
Net income                                        $    25,527             17,349
                                                  ===========        ===========

Income per common equivalent share:
  Net income                                      $       .01        $       .01
                                                  ===========        ===========

Weighted average number of common shares
outstanding:
  Primary                                           2,014,500          2,014,500
                                                  ===========        ===========

    See accompanying notes to consolidated financial statements (unaudited).

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                        FOR THE SIX MONTHS ENDED APRIL 30
                                   (UNAUDITED)

                                                             1996         1995
                                                         ----------   ----------
Revenue                                                  $   41,308   $   37,865

General, administrative and operating expenses           $    1,279   $    4,453
                                                         ----------   ----------

Operating income before other income (expense)           $   40,029   $   33,412

Other income (expense)
  Gain on settlement of litigation                            5,084           --
                                                         ----------   ----------

Net income                                               $   45,113   $   33,412
                                                         ==========   ==========

Income per common equivalent share:

  Net income                                             $      .02   $      .02
                                                         ==========   ==========

Weighted average number of common shares outstanding:
  Primary                                                 2,014,500    2,014,500
                                                         ==========   ==========

    See accompanying notes to consolidated financial statements (unaudited).

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF CHANGES OF STOCKHOLDERS' DEFICIT
                     FOR THE SIX MONTHS ENDED APRIL 30, 1996
                                   (UNAUDITED)

                                                                  Additional                      Total
                                         Common        Stock        Paid-in     Accumulated    Stockholders'
                                         Shares        Amount       Capital       Deficit         Deficit
                                         ------        ------       -------       -------         -------
Balances at November 1, 1995            2,014,500   $       201   $   202,936   $(1,518,342)   $(1,315,205)
Net income for the six months ended
  April 30, 1996                                                                     45,113         45,113
                                        ---------   -----------   -----------   -----------    -----------
Balances at April 30, 1996              2,014,500   $       201   $   202,936   $(1,473,229)   $(1,270,092)
                                        =========   ===========   ===========   ===========    ===========

    See accompanying notes to consolidated financial statements (unaudited).

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE SIX MONTHS ENDED APRIL 30,
                                   (UNAUDITED)

                                                                    1996        1995
                                                                  --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                        $ 45,113    $ 33,412
Adjustments to reconcile net income to net cash consumed in
  operating activities:
    Earnings from settlement at less than recorded liability        (5,084)         --
    Changes in assets and liabilities:
    Decrease in accounts payable and accrued expenses              (88,506)     (1,904)
    Increase (decrease) in amount due to affiliate                  48,448     (31,660)
                                                                  --------    --------
Net cash flows consumed in operating activities                        (29)       (152)
                                                                  --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES                                    --          --

CASH FLOWS FROM FINANCING ACTIVITIES                                    --          --
                                                                  --------    --------
Decrease in cash                                                       (29)       (152)
Cash, beginning of period                                              232         152
                                                                  --------    --------
Cash, end of period                                               $    203    $     --
                                                                  ========    ========

    See accompanying notes to consolidated financial statements (unaudited).

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 APRIL 30, 1996

NOTE 1 - GENERAL

            The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim financial statements include all adjustments necessary in order to make the financial statements not misleading. The results of operations for the three and six months ended in April 30, 1996 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the financial statements and notes that are included in the company's annual report Form 10-KSB.

NOTE 2 - GOING CONCERN UNCERTAINTY

            The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company had material working capital deficiencies and accumulated deficits at April 30, 1996. Additionally, the Company receives significant financial support from an affiliated entity, Air Brook Limousine, Inc. ("Air Limo"). Such support is essential to the Company's continuance.

            These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

            The Company's present plans, the realization of which cannot be assured, to overcome these difficulties include but are not limited to the continuing effort to investigate business acquisition and merger opportunities.

NOTE 3 - RELATED PARTY TRANSACTIONS

      a. Pursuant to two 1991 agreements, the Company's subsidiary, A.B. Park and Fly, Inc. ("Abex") transferred all of its transportation equipment and operating activities of a ground transportation facility in Ridgewood, New Jersey to its affiliate, Air Limo. Air Limo in return agreed to pay Abex a fee equal to ten percent (10%) of gross collections for such facility.

      b. On May 1, 1993, Abex entered into an agreement with Air Limo whereas Air Limo opened and operates a second satellite terminal in the Borough of Montvale. Pursuant to the agreement, Air Limo bears all costs of operating the facility and pays Abex three percent (3%) of the gross receipts generated by the facility.

      c. On August 10, 1993, the Company entered into an agreement with Air Limo under which Air Limo will continue to advance funds on behalf of the Company and its subsidiary as long as Air Limo deems necessary and as long as Air Limo is financially able. Such advances are due on demand and Air Limo may terminate the agreement at any time.

      d. The Company's principal offices are in a building owned by its president. The Company occupies these offices on a month to month basis, free of charge.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 APRIL 30, 1996

NOTE 4 - DUE TO AFFILIATES

            Air Limo has advanced a net total of $950,959 and $902,511, as of April 30, 1996 and October 31, 1995, respectively, directly to or on behalf of Abex to fund operations and liquidate liabilities. Such advances bear no interest and are payable on demand.

NOTE 5 - COMMITMENT AND CONTINGENCIES

      a.    Litigation

            On September 25, 1995, a judgment was placed against the Company by a creditor related to amounts owed for the purchase of fuel. The creditor claimed that it sold and delivered diesel fuel oil to several affiliated entities of and including Abex between 1981 and 1992. While Abex admitted that it purchased diesel fuel oil at certain times, it denied that it made many of the purchases claimed by the creditor. Abex further asserted that it did not receive credit for many of the payments made to such creditor. During March 1996, such judgment was entered in favor of the Plaintiff whereby Abex was found liable for a total of $88,262 inclusive of legal fees. As of October 31, 1995 Abex had included in its accounts payable an estimated accrual of $93,346. During April 1996 such judgement was satisfied by Air Limo on behalf of Abex. Accordingly, Abex recorded a gain on such settlement amounting $5,084.

      b.    Dependence on Affiliate

            Air Limo advances funds on behalf of the Company and its subsidiary to finance day to day operations. This agreement could be terminated at any time by Air Limo, and these advances are due on demand. In addition, all Company revenue comes from commissions on revenue of the two facilities operated by Air Limo.

      c.    Dependence on Lease Terms

            The Ridgewood terminal which is operated by Air Limo is leased by Abex on a month to month basis from the village of Ridgewood, New Jersey. This facility produced 90% of company revenue during the year ended October 31, 1995. Termination of this lease would eliminate this revenue stream. The lease term of Montvale facility ended January 31, 1996. Since than it has been leased by Air Limo on a month to month basis.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

            Three and six months ended April 30, 1996 compared to three and six months ended April 30, 1995

            Pursuant to an agreement signed on February 4, 1991, the Company transferred all of its operating activities for its Satellite Terminal located in Ridgewood, New Jersey and, on July 1, 1991 its transportation equipment, to Air Brook Limousine, Inc. ("Air Limo"). Air Limo in return pays the Company a fee equal to ten percent (10%) of gross collections from such terminal.

            On May 1, 1993, the Company entered into an agreement with Air Limo in which Air Limo agreed to open and operate a second Satellite Terminal located in the borough of Montvale, New Jersey. Pursuant to the agreement, Air Limo bears all costs of opening and operating such terminal and pays the Company three percent (3%) of Air Limo's gross receipts from such terminal.

            On August 10, 1993, Air Limo stated its intention to fund the Company's operations for as long as Air Limo deems necessary and as long as Air Limo is financially able. Such advances are due on demand. Air Limo may terminate such agreement at any time at its own discretion.

            In conjunction with such agreements, the Registrant has generated revenue of $21,576 and $19,441 for the three months ended April 30, 1996 and 1995, respectively and $41,308 and $37,865 for the six months ended April 30, 1996 and 1995, respectively.

            For the three and six months ended April 30, 1996, the Company has generated net income in the amounts of $25,527 and $45,113, respectively, whereas for the three and six months ended April 30, 1995, the Company generated net income in the amounts of $17,349 and $33,412, respectively.

            Liquidity and capital resources

            Abex was a defendant in a lawsuit involving fuel oil deliveries which was settled in April, 1996. While Abex admitted that it purchased diesel fuel oil at certain times, it denied that it made many of the purchases claimed by the creditor. Abex further asserted that it did not receive credit for many of the payments made to the Plaintiff. A judgment was entered in favor of the Plaintiff in March 1996, in the amount of $88,262 inclusive of legal fees. As of October 31, 1995 Abex had included in its accounts payable an estimated accrual of $93,346. In April 1996 the judgment was satisfied by Air Limo on behalf of Abex. Accordingly, Abex recorded a gain on such settlement amounting to $5,084.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY

                           PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings:

         Abex was a defendant in a lawsuit involving fuel oil deliveries which was settled in April, 1996. While Abex admitted that it purchased diesel fuel oil at certain times, it denied that it made many of the purchases claimed by the creditor. Abex further asserted that it did not receive credit for many of the payments made to the Plaintiff. A judgment was entered in favor of the Plaintiff in March 1996, in the amount of $88,262 inclusive of legal fees. As of October 31, 1995, Abex had included in its accounts payable an estimated accrual of $93,346. In April, 1996 the judgment was satisfied by Air Limo on behalf of Abex. Accordingly, Abex recorded a gain on such settlement amounting to $5,084.

ITEM 2 - Changes in Securities:

         None

ITEM 3 - Defaults Upon Senior Securities:

         None

ITEM 4 - Submission of Matters to a Vote of Security Holders:

         None

ITEM 5 - Other Information:

         None

ITEM 6 - Exhibits and Reports on Form 8-K:

         None

                                   FORM 10-QSB
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Air Brook Airport Express, Inc.
                                       -------------------------------
                                       (Registrant)


July 22, 1999                          Donald M. Petroski
-----------------                      ------------------
Date                                   Donald M. Petroski,
                                       President, Director and Chief
                                       Financial Officer