Form 10QSB
period 1996-07-31
AIR BROOK AIRPORT EXPRESS INC
filed 1999-08-30
CIK 803097

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               July 31, 1996
                              --------------------------------------------------

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               ------------------  -----------------------------

Commission File Number:          33-9218
                       ---------------------------------------------------------

                         Air Brook Airport Express, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                           22-2742564
--------------------------------------                 -------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

115 West Passaic Street, Rochelle Park, New Jersey                   07662
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

          APPLICABLE ONLY TO CORPORATE ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 2,014,500 Shares as of July 31, 1996.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                                      INDEX

PART I - FINANCIAL INFORMATION:

      ITEM 1 - FINANCIAL STATEMENTS

             Consolidated Balance Sheets (Unaudited) July 31, 1996
             and October 31, 1995                                            1

             Consolidated Statements of Income (Unaudited) for the
             Three Months Ended July 31, 1996 and 1995                       2

             Consolidated Statements of Income (Unaudited) for the
             Nine Months Ended July 31, 1996 and 1995                        3

             Consolidated Statement of Changes In Stockholders' Deficit
             (Unaudited) for the Nine Months Ended July 31, 1996             4

             Consolidated Statements of Cash Flows (Unaudited) for the
             Nine Months Ended July 31, 1996 and 1995                        5

             Notes to Consolidated Financial Statements (Unaudited)          6-7

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS                                     8

PART II - OTHER INFORMATION                                                  9

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                        (Unaudited)
                                                          July 31,     October 31,
                                                           1996           1995
                                                       -----------    -----------
ASSETS
Current assets:
  Cash                                                 $       430    $       232
                                                       -----------    -----------

Total current assets                                           430            232
Deposits                                                       650            650
                                                       -----------    -----------
Total assets                                           $     1,080    $       882
                                                       ===========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                     $   314,913    $   408,259
  Accrued expenses                                           5,073          5,317
  Due to affiliates                                        931,023        902,511
                                                       -----------    -----------

Total current liabilities                                1,251,009      1,316,087
                                                       -----------    -----------

Stockholders' deficit:
  Common stock, $.0001 par value: 98,800,000 shares
   authorized; 2,014,500 issued and outstanding                201            201
  Preferred stock, $.0001 par value:
   1,200,000 shares authorized; none issued                     --             --
  Additional paid-in capital                               202,936        202,936
  Accumulated deficit                                   (1,453,066)    (1,518,342)
                                                       -----------    -----------

Total stockholders' deficit                             (1,311,891)    (1,377,167)
                                                       -----------    -----------

Total liabilities and stockholders' deficit            $     1,080    $       882
                                                       ===========    ===========

    See accompanying notes to consolidated finanical statements (unaudited).

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                       FOR THE THREE MONTHS ENDED JULY 31,
                                   (UNAUDITED)

                                                             1996        1995
                                                         ----------   ----------
Revenue                                                  $   21,436   $   18,424

General, administrative and operating expenses                1,273        2,361
                                                         ----------   ----------

Net income                                               $   20,163   $   16,063
                                                         ==========   ==========

Income per common equivalent share:
  Net income                                             $      .01   $      .01
                                                         ==========   ==========

Weighted average number of common shares outstanding:

  Primary                                                 2,014,500    2,014,500
                                                         ==========   ==========

    See accompanying notes to consolidated financial statements (unaudited).

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                        FOR THE NINE MONTHS ENDED JULY 31,
                                   (UNAUDITED)

                                                             1996        1995
                                                         ----------   ----------
Revenue                                                  $   62,744   $   57,550

General, administrative and operating expenses                2,406        6,499
                                                         ----------   ----------

Operating income before other income (expenses)              60,192       51,051

Other income (expenses):
        Gain on settlement of litigation                      5,084           --
                                                         ----------   ----------

Net income                                               $   65,276   $   51,051
                                                         ==========   ==========

Income per common equivalent share:
Net income                                               $      .03   $      .03
                                                         ==========   ==========

Weighted average number of common shares outstanding:

Primary                                                   2,014,500    2,014,500
                                                         ==========   ==========

    See accompanying notes to consolidated financial statements (unaudited).

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                     FOR THE NINE MONTHS ENDED JULY 31, 1996
                                   (UNAUDITED)

                                            Common Stock            Additional                         Total
                                       ---------------------         Paid-in       Accumulated      Stockholders'
                                       Shares         Amount         Capital         Deficit          Deficit
                                       ------         ------         -------         -------          -------
Balances at November 1, 1995         2,014,500     $       201     $   202,936     $(1,518,342)     $(1,315,205)
Net income for the nine months
 ended July 31, 1996                                                                    65,276          65,276
                                     ---------     -----------     -----------     -----------      -----------
Balance at July 31, 1996             2,014,500     $       201     $   202,936     $(1,453,066)     $(1,249,929)
                                   ===========     ===========     ===========     ===========      ===========

    See accompanying notes to consolidated financial statements (unaudited).

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE NINE MONTHS ENDED JULY 31,
                                   (UNAUDITED)

                                                                           1996          1995
                                                                         --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income
Adjustments to reconcile net income to net cash provideed
     (consumed) by operating activities:                                 $ 65,276      $ 51,051
      Earnings from settlement at less than
      recorded liability
      Changes in assets and liabilities:                                   (5,084)           --
        Increase (Decrease) in accounts payable and accrued expenses      (88,506)           86
        Increase (Decrease) in amount due to affiliate                     28,512       (51,244)
                                                                         --------      --------
Net cash flows provided (consumed) by operating activities                    198          (107)
                                                                         --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES                                           --            --

CASH FLOWS FROM FINANCING ACTIVITIES                                           --            --
                                                                         --------      --------
Decrease in cash                                                              198          (107)
Cash, beginning of period                                                     232           152
                                                                         --------      --------
Cash, end of period                                                      $    430      $     45
                                                                         ========      ========

    See accompanying notes to consolidated financial statements (unaudited).

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JULY 31, 1996

NOTE 1  -   GENERAL

            The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim financial statements include all adjustments necessary in order to make the financial statements not misleading. The results of operations for the three and nine months ended July 31, 1996 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the financial statements and notes that are included in the company's annual report Form 10-KSB.

NOTE 2  -   GOING CONCERN UNCERTAINTY

            The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company had material working capital deficiencies and accumulated deficits at July 31,1996. Additionally, the Company receives significant financial support from an affiliated entity, Air Brook Limousine, Inc. ("Air Limo"). Such support is essential to the Company's continuance.

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

      a. Pursuant to two 1991 agreements, the Company's subsidiary, A.B. Park and Fly, Inc, ("Abex") transferred all of its transportation equipment and operating activities of a ground transportation facility in Ridgewood, New Jersey to its affiliate, Air Limo. Air Limo in return has agreed to pay Abex a fee equal to ten percent (10%) of gross collections for such facility.

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

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JULY 31, 1996

NOTE 4  -   DUE TO AFFILIATES

            Air Limo has advanced a net total of $931,023 and $902,511, as of July 31, 1996 and October 31, 1995, respectively, directly to or on behalf of Abex to fund operations and liquidate liabilities. Such advances bear no interest and are payable on demand.

NOTE 5  -   COMMITMENT AND CONTINGENCIES

      a.    Litigation

            On September 25, 1995, a judgment was placed against the Company by a creditor related to amounts owed for the purchase of fuel. The creditor claimed that it sold and delivered diesel fuel oil to several affiliated entities of and including Abex between 1981 and 1992. While Abex admitted that it purchased diesel fuel oil at certain times, it denied that it made many of the purchases claimed by the creditor. Abex further asserted that it did not receive credit for many of the payments made to such creditor. During March, 1996, such judgment was entered in favor of the Plaintiff whereby Abex was found liable for a total of $88,262 inclusive of legal fees. As of October 31, 1995 Abex had included in its accounts payable an estimated accrual of $93,346. During April, 1996 such judgement was satisfied by Air Limo on behalf of Abex.

      b.    Dependence on Affiliate

            Air Limo advances funds on behalf of the Company and its subsidiary to finance day to day operations. This agreement could be terminated at any time by Air Limo, and these advances are due on demand. In addition, all Company revenue comes from commissions on revenue of the two facilities operated by Air Limo.

      c.    Dependence on Lease Terms

            The Ridgewood terminal which is operated by Air Limo is leased by Abex on a month to month basis from the village of Ridgewood, New Jersey. This facility produced 90% of company revenue during the year ended October 31, 1995. Termination of this lease would eliminate this revenue stream. The lease term of the Montvale facility ended January 31, 1996. Since then it has been leased by Air Limo on a month to month basis.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

            Three and nine months ended July 31, 1996 compared to three and nine months ended July 31, 1995

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

            In conjunction with such agreements, the Registrant has generated revenue of $21,436 and $18,424 for the three months ended July 31, 1996 and 1995, respectively, and $62,744 and $57,550 for the nine months ended July 31, 1996 and 1995.

            For the three and nine months ended July 31, 1996, the Company has generated net income in the amounts of $20,163 and $65,276, respectively, whereas for the three and nine months ended July 31, 1995 the Company generated net income in the amounts of $16,063 and $51,051, respectivly.

            Liquidity and capital resources

            Abex was defendant in a lawsuit involving fuel oil deliveries which was settled in April, 1996. While Abex admitted that it purchased diesel fuel oil at certain times, it denied that it made many of the purchases claimed by the creditor. Abex further asserted that it did not receive credit for many of the payments made to the Plaintiff. A judgment was entered in favor of the Plaintiff in March, 1996 in the amount of $88,262 inclusive of legal fees. As of October 31, 1995 and January 31, 1996 Abex had included in its accounts payable an estimated accrual of $93,346. In April, 1996 the judgment was satisfied by Air Limo on behalf of Abex. Accordingly, Abex recorded a gain on such settlement amounting to $5,084.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY

                           PART II - OTHER INFORMATION

ITEM 1 -    Legal Proceedings:

            Abex was defendant in a lawsuit involving fuel oil deliveries which was settled in April, 1996. While Abex admitted that it purchased diesel fuel oil at certain times, it denied that it made many of the purchases claimed by the creditor. Abex further asserted that it did not receive credit for many of the payments made to the Plaintiff. A judgment was entered in favor of the Plaintiff in March, 1996 in the amount of $88,262 inclusive of legal fees. As of October 31, 1995 and January 31, 1996, Abex had included in its accounts payable an estimated accrual of $93,346. In April, 1996, the judgment was satisfied by Air Limo on behalf of Abex. Accordingly, Abex recorded a gain on such settlement amounting to $5,084.

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

                                            Air Brook Airport Express, Inc.
                                            (Registrant)


July 22, 1999                               Donald M. Petroski
------------------------                    ------------------------------------
Date                                        Donald M. Petroski,
                                            President, Director and Chief
                                            Financial Officer