Form 10KSB40
period 1996-10-31
AIR BROOK AIRPORT EXPRESS INC
filed 1999-08-30
CIK 803097

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended October 31, 1996

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from____________________to___________________

                         Commission File Number 33-9218

                         AIR BROOK AIRPORT EXPRESS, INC.
             (Exact name of Registrant as specified in its Charter)

                     DELAWARE                           22-2742564
              (State of incorporation)      (I.R.S. Employer Identification No.)

115 WEST PASSAIC STREET, ROCHELLE PARK, NEW JERSEY         07662
     (Address of principal executive offices)            (Zip Code)

                                 (201) 843-6100
              (Registrant's telephone number, including area code)

             SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE
                        SECURITIES EXCHANGE ACT OF 1934:

                               Title of Each Class
                               -------------------
                          Common stock $.0001 par value

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB YES |X| NO |_|

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

The aggregate market value of the voting stock held by non-affiliates of the Registrant at October 31, 1996 was approximately $62,500.

The number of shares of Registrant's Common Stock outstanding on October 31, 1996 was 2,014,500.

Revenue for most recent fiscal year was $81,296.

                         AIR BROOK AIRPORT EXPRESS, INC.
                                      INDEX

PART I

Item 1. Business                                                             1-2
Item 2. Properties                                                             2
Item 3. Legal Proceedings                                                      2
Item 4. Submission of Matters to a Vote of Security Holders                    2

PART II

Item 5. Market for Registrant's Common Equity and Related
        Stockholder Matters                                                    3
Item 6. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                  4
Item 7. Consolidated Financial Statements                                      5

PART III

Item 9. Directors and Executive Officers of the Registrant                     6
Item 10. Executive Compensation                                                6
Item 11. Security Ownership of Certain Beneficial Owners and Management      6-7
Item 12. Certain Relationships and Related Transactions                      7-8

PART IV

Item 13 Exhibits, Financial Statement Schedules and Reports on Form 8K         9

Part I
Item 1. Business

The Registrant, Air Brook Airport Express, Inc. (the "Company"), through its subsidiary, A.B. Park and Fly Inc. ("Abex"), receives fees related to two airport ground transportation terminals ("Satellite Terminals"). One Satellite Terminal is located in the Village of Ridgewood, New Jersey and the second is located in the Borough of Montvale, New Jersey. The related bus service is provided directly to and from Newark International Airport.

On February 4, 1991, Abex transferred all of the operating activities of its Ridgewood Satellite Terminal to an affiliate, Air Brook Limousine, Inc. ("Air Limo"). On July 1, 1991 Abex transferred all of its transportation equipment to Air Limo. The majority stockholder of Air Limo is also the majority stockholder and President of the Company. Air Limo, in return, agreed to pay Abex a fee equal to ten percent (10%) of the gross collections of such Satellite Terminal.

During May, 1993, Air Limo, through a license agreement with the New Jersey Highway Authority (the "Authority"), opened a second Satellite Terminal located in the Borough of Montvale. The license agreement included a lease agreement between Air Limo and the Authority for a period of three years from February 1, 1993 to January 31, 1996. The lease agreement has been continued on a month to month basis. As consideration for the use of the Satellite Terminal, Air Limo pays the Authority twelve and one half percent (12 1/2%) of the gross sales. Abex receives from Air Limo a three percent (3%) fee of the gross collections from this site.

The Satellite Terminals

Ridgewood

The Satellite Terminal is located on New Jersey Route 17, approximately 35 miles north of Newark Airport. The Satellite Terminal grounds include parking for approximately 99 cars as well as a 600 square foot climate controlled ticket office and waiting area. The Satellite Terminal operates on a 7 day a week, 20 hours per day, basis and provides direct bus service to and from Newark International Airport every 30 minutes in the most active pick up periods during the week and hourly in other periods and on weekends.

Montvale

The second Satellite Terminal is located on the Garden State Parkway at the Montvale Rest Area. The Terminal is located in the Parkway's Transportation Center, which is also occupied by Airline Ticket Counters and Tourist Information. The Montvale Satellite Terminal is open 20 hours per day, 7 days a week, and provides transportation to and from Newark International Airport.

Competition

Air Limo primarily competes against private limousine services and other forms of public transportation to and from Newark International Airport for passengers in and around Bergen County, New Jersey who might otherwise use their own means of transportation to reach and return from the airport.

Employees

Currently, the Registrant and its subsidiary Abex have no employees since all the operations were transferred to Air Limo on February 4, 1991.

Item 2. Properties

As of October 31, 1996, the Registrant maintained its principal executive offices at 115 West Passaic Street, Rochelle Park, New Jersey, on a rent free basis pursuant to a verbal agreement with Donald M. Petroski, the Registrant's President and principal shareholder.

Abex entered into a lease agreement during September 1988 with the village of Ridgewood, N.J, for space necessary for the Satellite Terminal located in Ridgewood. The lease was for an initial term of 15 months with four renewal periods of one year each. Abex is currently leasing such Satellite Terminal on a month to month basis.

Item 3. Legal Proceedings

As of February, 1995 Abex was named as a defendant in the matter of Super Fuel Oil Company vs. Abex, et al. In this matter, the Plaintiff claimed that it sold and delivered diesel fuel oil to several of the Defendants, including Abex, between 1981 and 1992. Plaintiff claimed it was entitled to $130,000 plus interest, costs and attorney fees. While Abex admitted that it purchased diesel fuel oil at certain times, it denied that it made many of the purchases claimed by the Plaintiff. Abex further asserted that it did not receive credit for many of the payments made to the Plaintiff. In addition, Abex asserted that Plaintiff's action was time barred by the expiration of the applicable statute of limitations. A judgment was entered in favor of the Plaintiff in March, 1996 in the amount of $88,262 inclusive of legal fees.

As of October 31, 1995 Abex had included in its accounts payable an accrual of $93,346. In April 1996, this judgment was satisfied by Air Limo on behalf of Abex. Accordingly, Abex recorded a gain on the settlement amounting to $5,084.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the last quarter of the period covered by this report.

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

(a) As of May 1, 1999, the Registrant's Common Stock is traded in the over-the-counter market. The range of high and low bid quotations, as reported by the National Quotation Bureau Incorporated, for the Registrant's securities through the three months ended October 31, 1996, is as follows:

                                                         Common Stock
                                                              Bid
                                                         -------------
                                                         High      Low

Year Ended October 31, 1996

Three months ended January 31, 1996                      1/16      1/32
Three months ended April 30, 1996                        1/16      1/32
Three months ended July 31, 1996                         1/16      1/16
Three months ended October 31, 1996                      1/16      1/16

Year Ended October 31, 1995

Three months ended January 31, 1995                     13/16       1/2
Three months ended April 30, 1995                         5/8       1/2
Three months ended July 31, 1995                          1/2       1/2
Three months ended October 31, 1995                     15/32       1/2

(b) As of October 31, 1996, the approximate number of holders of record of the Registrant's Common Stock was 130.

(c) The Registrant has never paid cash dividends on its Common Stock. Payment of dividends is within the sole discretion of the Registrant's Board of Directors and depends, among other factors, on earnings, capital requirements and the operating and financial condition of the Registrant.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Pursuant to an agreement signed on February 4, 1991, the Company transferred all of its operating activities for its Satellite Terminal located in Ridgewood, New Jersey and, on July 1, 1991, its transportation equipment to Air Limo. Air Limo in return agreed to pay the Company a fee equal to ten percent (10%) of gross collections from such Satellite terminal.

On May 1, 1993, the Company entered into an agreement with Air Limo in which Air Limo agreed to open and operate a second Satellite Terminal located in the borough of Montvale, New Jersey. Pursuant to the agreement, Air Limo bears all costs of opening and operating such Satellite Terminal and pays the Company three percent (3%) of Air Limo's gross receipts from such Satellite Terminal.

On August 10, 1993, the Company entered into an agreement with Air Limo which stipulates that Air Limo will fund the Company's operations for as long as Air Limo deems necessary and as long as Air Limo is financially able. Such advances are due on demand. Air Limo may terminate such agreement at any time at its own discretion.

In conjunction with these agreements, the Registrant has generated revenue of $81,296 and $71,927 for the years ended October 31, 1996 and 1995, respectively.

For the years ended October 31, 1996 and 1995, the Registrant's expenses amounted to $(1,431), including a nonrecurring $5,084 gain on settlement, and $6,533, respectively. The Registrant's expenses are administrative in nature since all of the operational expenses are borne by the affiliate based on the agreements discussed above. General and administrative expenses decreased to $3,653 for the year ended October 31, 1996 from $6,355 for the year ended October 31, 1995. This decrease is primarily as a result of a reduction in professional fees.

As a result of assigning its operations to an affiliate, the Registrant has been able to generate net income of $82,727 and $65,394, respectively, for the years ended October 31, 1996 and 1995.

Liquidity and Capital Resources

The Company's consolidated financial statements have been prepared assuming that it will continue as a going concern. As shown in the consolidated financial statements, at October 31, 1996 the Company had a working capital deficiency of $1,233,128 as well as an accumulated deficit of $1,435,615. The Company obtains its entire financial support from an affiliate which is under the common control of the Company's majority stockholder. These factors, among other things, raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue in operation.

The Company was named as a defendant in a lawsuit brought by a creditor related to amounts owed for the purchase of fuel. The creditor claimed that it sold and delivered diesel fuel oil to the Company and its affiliates from 1981 to 1992. Such creditor claimed it was owed $130,000 plus interest, costs and attorney fees. While the Company admitted that it purchased diesel fuel oil at certain times, it denied it made many of the purchases claimed. The Company further asserted that it did not receive credit for many of the payments made to such creditor. As of October 31, 1995 the Company had recorded a provision of $93,346 related to this uncertainty. During December 1995 such lawsuit was settled whereby Abex was liable for a total of $88,262, inclusive of legal fees. By April 1996 such judgment was satisfied by Air Limo on behalf of Abex. Accordingly, Abex recorded a gain in such settlement amounting to $5,084.

Item 7. Consolidated Financial Statements.

Independent Auditors' Report                                                 F-1

Consolidated balance sheet
October 31, 1996                                                             F-2

Consolidated statements of income
For the years ended October 31, 1996 and 1995                                F-3

Consolidated statements of stockholders' deficit
For the years ended October 31, 1996 and 1995                                F-4

Consolidated statements of cash flows                                        F-5
For the years ended October 31, 1996 and 1995

Notes to consolidated financial statements                            F-6 - F-10

                       [LETTERHEAD OF ROBERT G. JEFFREY]

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders of
Air Brook Airport Express, Inc. and Subsidiary

I have audited the accompanying consolidated balance sheet of Air Brook Airport Express, Inc. and its wholly owned subsidiary ("the Company") as of October 31, 1996, and the related consolidated statements of income, stockholders' deficit, and cash flows for the years ended October 31, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, based on my audit, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Air Brook Airport Express, Inc. and its wholly owned subsidiary as of October 31, 1996 and the results of their operations and cash flows for the years ended October 31, 1996 and 1995 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, at October 31, 1996, the Company had a working capital deficiency of $1,233,128 as well as an accumulated deficit of $1,435,615. As more fully described in Notes 1 and 6, the Company obtains its entire financial support from an affiliate which is under the common control of the Company's majority stockholder. These factors, among other things, also discussed in Notes 1 and 6 to the consolidated financial statements, raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue in operation.

Wayne, New Jersey
July 22, 1999


                                       F1

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                OCTOBER 31, 1996

ASSETS
Current assets:
     Cash                                                           $       313
                                                                    -----------
Total current assets                                                        313

Deposits                                                                    650
                                                                    -----------
Total assets                                                        $       963
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable                                               $   314,913
     Accrued expenses                                                     4,951
     Due to affiliate                                                   913,577
                                                                    -----------

Total current liabilities                                             1,233,441
                                                                    -----------

Stockholders' deficit:
    Common stock, $.0001 par value: 98,800,000 shares
          authorized; 2,014,500 issued and outstanding                      201
    Preferred stock, $.0001 par value:
       1,200,000 shares authorized; none issued                              --
   Additional paid-in capital                                           202,936
   Accumulated deficit                                               (1,435,615)
                                                                    -----------

Total stockholders' deficit                                          (1,232,478)
                                                                    -----------
Total liabilities and stockholders' deficit                         $       963
                                                                    ===========

           The accompanying notes and accountant's audit report are an integral part of these financial statements.


                                       F2

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                         FOR THE YEARS ENDED OCTOBER 31

                                                          1996           1995
                                                      -----------    -----------

Revenue                                               $    81,296    $    71,927
Expense:
   General, administrative and operating                    (1431)         6,533
                                                      -----------    -----------
Total expenses                                              (1431)         6,533
                                                      -----------    -----------

Net income                                            $    82,727    $    65,394
                                                      ===========    ===========
Income per common equivalent share:
Net income                                            $        04    $       .03
                                                      ===========    ===========
Weighted average number of shares outstanding:
Primary                                                 2,014,500      2,014,500
                                                      ===========    ===========

           The accompanying notes and accountant's audit report are an integral part of these financial statements.


                                       F3

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                  FOR THE YEARS ENDED OCTOBER 31, 1996 AND 1995

                                     Common Stock         Additional                     Total
                             -------------------------     Paid-in     Accumulated    Stockholders'
                                Shares        Amount       Capital       Deficit        Deficit
                             -----------   -----------   -----------   -----------    -----------
Balances, October 31, 1994
  as Previously reported       2,014,500   $       201   $   202,936   $(1,624,169)   $(1,421,032)
Reduction of accounts
  payable balance                                                           40,433         40,433
                             -----------   -----------   -----------   -----------    -----------
Balances, as corrected         2,014,500           201   $   202,936    (1,583,736)   $(1,380,599)
Net income, for the year
  ended October 31, 1995                                                    65,394         65,394
                             -----------   -----------   -----------   -----------    -----------
Balances, October 31, 1995     2,014,500           201       202,936    (1,518,342)    (1,315,205)
Net income, for the year
  ended October 31, 1996                                                    82,727         82,727
                             -----------   -----------   -----------   -----------    -----------
Balances, October 31, 1996     2,014,500   $       201   $   202,936   $(1,435,615)   $(1,232,478)
                             ===========   ===========   ===========   ===========    ===========

           The accompanying notes and accountant's audit report are an integral part of these financial statements.


                                       F4

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE YEARS ENDED OCTOBER 31

                                                              1996        1995
                                                           --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                 $ 82,727    $ 65,394
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Earnings from settlement at less than recorded
      liability                                              (5,084)         --
    Changes in current liabilities:
      Increase (decrease) in amount due to affiliate         11,066     (31,415)
      Decrease in accounts payable                          (88,262)    (35,716)
      Increase (decrease) in accrued expenses                  (366)      1,817
                                                           --------    --------

Net cash flows provided by operating activities                  81          80

CASH FLOWS FROM INVESTING ACTIVITIES                             --          --

CASH FLOWS FROM FINANCING ACTIVITIES                             --          --
                                                           --------    --------
Increase in cash                                                 81          80
Cash, beginning of period                                       232         152
                                                           --------    --------
Cash, end of period                                        $    313    $    232
                                                           ========    ========

           The accompanying notes and accountant's audit report are an integral part of these financial statements.


                                       F5

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 1996

NOTE 1 ORGANIZATION

      Air Brook Airport Express, Inc. ("the Company") was incorporated in the State of Delaware on April 3, 1986 under the name Bay Head Ventures, Inc. The Company changed to the present name on December 8, 1988. The Company was formed primarily to investigate potential merger candidates, asset purchases and other possible business acquisitions.

      On July 29, 1988 the Company acquired 100% of the issued and outstanding shares of A.B. Park & Fly, Inc. ("Abex"), by issuing 1,010,000 shares of common stock to the sole shareholder of Abex. Abex is a New Jersey Corporation incorporated on December 9, 1987. Until 1991, it provided direct bus service to and from a local airport.

      At October 31, 1996 and 1995, approximately twenty seven percent of the Company's outstanding common stock was owned by a publicly held Company.

      BUSINESS

      The Company continues to seek business acquisitions, but its primary activities are the realization of commissions from the operation by an affiliate of two airport ground transportation terminals in Bergen County. These terminal operations transport passengers to and from Newark Airport. The Company is dependent on this affiliate for its revenue and for the financing of day to day operations. These arrangements are described in Notes 5 and 8.

NOTE 2 GOING CONCERN UNCERTAINTY

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company had a material working capital deficiency and an accumulated deficit at October 31, 1996. Additionally, the Company receives significant financial support and generates all of its revenue from an affiliated entity, Air Brook Limousine, Inc. ("Air Limo"), pursuant to agreements dated February 4, 1991 and May 1, 1993 (See Note 6). These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation with its affiliate.

      The Company's present plans, the realization of which cannot be assured, to overcome these difficulties include but are not limited to the continuing effort to investigate business acquisition and merger opportunities.

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      a. Consolidated Statements

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Abex. All significant intercompany balances and transactions have been eliminated in consolidation.


                                       F6

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 1996

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

      b. Cash

      For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

      c. Net Income Per Share

      Net income per share is based upon the weighted average number of shares outstanding during the respective periods.

      d. Income Taxes

      The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires the use of the "liability method". Accordingly, deferred tax liabilities and assets are determined based on differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Current income taxes are based on the income that is currently taxable.

      e. Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.


                                       F7

NOTE 4 CORRECTION OF AMOUNTS PREVIOUSLY REPORTED

      The October 31, 1994 balance of accumulated deficit has been restated to reflect a $40,433 correction of the accounts payable balance reported on the balance sheet of October 31, 1994.

      The consolidated statement of income for the year ended October 31, 1995 has also been restated to correct a provision that had been made for accrued expenses. General administrative and operating expenses have been reduced by $21,529, and net income has been increased by that amount. Net income per share has been increased from $.02 to $.03 per share.

NOTE 5 RELATED PARTY TRANSACTIONS

      Pursuant to two 1991 agreements, Abex transferred all of its transportation equipment and the operating activities of a ground transportation facility in Ridgewood, New Jersey to its affiliate, Air Limo. Air Limo in return has agreed to pay Abex a fee equal to ten percent (10%) of gross collections from such facility.

      On May 1, 1993, Abex entered into an agreement with Air Limo concerning a second Satellite Terminal operated by Air Limo in the Borough of Montvale. Pursuant to this agreement, Air Limo bears all costs of operating the facility and pays Abex three percent (3%) of the gross receipts generated by the facility.

      Air Limo has stated its intention to advance funds on behalf of the Company and its subsidiary as long as Air Limo deems this necessary and as long as Air Limo is financially able to do so. Such advances are due on demand and Air Limo may terminate this arrangement at any time.

      The Company's principal offices are in a building owned by its president. The Company occupies these offices on a month to month basis, free of charge.


                                       F8

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 1996

NOTE 6 DUE TO AFFILIATE

      As of October 31, 1996, there was a balance due to Air Limo of $913,577, the net amount of advances made by Air Limo partially offset by earnings on the contracts for the operation of the two terminals. This balance bears no interest and is payable on demand.

NOTE 7 INCOME TAXES

      The Company and its subsidiary have each experienced significant net operating losses in previous years. These losses can be deducted as net operating losses in any year in which the companies have taxable income. Under Statement of Financial Accounting Standards No. 109, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. The Company has not recognized any deferred tax assets.

NOTE 8 SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

      There were no noncash investing and financing activities during the years ended October 31, 1996 and 1995. There was no cash paid for interest or taxes during these years.


                                       F9

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 1996

NOTE 9 COMMITMENTS AND CONTINGENCIES

      a. Litigation

      Abex was a defendant in a lawsuit involving fuel oil deliveries which was settled in April, 1996. While Abex admitted that it purchased diesel fuel oil at certain times, it denied that it made many of the purchases claimed by the Plaintiff. Abex further asserted that it did not receive credit for many of the payments made to the Plaintiff. A judgment was entered in favor of the Plaintiff in March, 1996 in the amount of $88,262, inclusive of legal fees. At October 31, 1995 Abex had included in its accounts payable an accrual of $93,346. In April, 1996 the judgment was satisfied by Air Limo on behalf of Abex. Accordingly, Abex recorded a gain on such settlement amounting to $5,084.

      b. Dependence on Affiliate

      Air Limo advances funds on behalf of the Company and its subsidiary to finance day to day operations. This arrangement could be terminated at any time by Air Limo, and these advances are due on demand. In addition, all Company revenue comes from commissions on revenue of the two facilities operated by Air Limo.

      c. Dependence on Lease Terms

      The Ridgewood terminal, which is operated by Air Limo, is leased by Abex on a month to month basis from the village of Ridgewood, New Jersey. This facility produced 90% of Company revenue during the year ended October 31, 1996. Termination of this lease would eliminate this revenue stream.

      The lease term of the Montvale facility ended in January, 1996. Since then, it has been leased by Air Limo on a month to month basis.

NOTE 10 SUBSEQUENT EVENTS

      a. Issuance of Common Stock in Satisfaction of Past Due Liabilities

      On February 8, 1995, the Company committed to issue 136,000 shares of its common stock to settle a $204,913 past due account payable. On April 11, 1997, the Company agreed to issue 277,422 shares of its common stock to settle a $17,339 past due account payable. Neither of these blocks of stock has been issued, and the unpaid bills are included as liabilities.

      b. Disputed Liability

      The Company has disputed a $110,000 bill for professional services, which is included in current liabilities. This bill was settled in July, 1999 for $7,500.


                                       F10

Item 9. Directors and Executive Officers of the Registrant

Name                                Position                  Term-Served Since
----                                --------                  -----------------

Donald M. Petroski                  President, Chief          July, 1988
                                    Financial Officer,
                                    Director

Jeffrey Petroski                    Secretary                 August, 1989

Donald M. Petroski (58 years old) has been President, Chief Financial Officer and a Director of the Registrant since July 1988 when the Registrant acquired all of the outstanding stock of Abex; Mr. Petroski was the sole shareholder of Abex. Mr. Petroski has been involved in the ground transportation industry for over twenty five (25) years, beginning in 1971 when he founded Air Limo of which he remains President.

Jeffrey Petroski (34 years old) has been Secretary of the Registrant since August 1989. A graduate of Rutgers University, Mr. Petroski has been involved in the transportation industry for 12 years. Mr. Petroski is the son of Donald Petroski and also a Vice President of Air Limo, an affiliate of the Registrant.

The above officers and directors shall serve for a term of one year or until their successors have been elected.

Item 10. Executive Compensation

For the year ended October 31, 1996 no executive officers or directors of the Registrant were paid or accrued remuneration in excess of $60,000.

No compensation has been or will be paid on account of services rendered by a director in such capacity other than for the reasonable expenses incurred in connection with the Registrant's business.

Item 11. Security Ownership of Certain Beneficial Owners and Management

(a)   Security Ownership of Certain Beneficial Owners:

      Set forth below is certain information concerning persons/entities who are known by the Registrant to have owned beneficially more than 5% of the Registrant's Common Stock, $.0001 par value, on October 31, 1996:

                                Amount and Nature
  Name and Address                of Beneficial                      Percent
of Beneficial Owner                Ownership                       of Class(l)
-------------------                ---------                       -----------

Donald M. Petroski (2)             1,011,875                           50.2%
P.O. Box 123                       President
115 West Passaic Street
Rochelle Park, NJ

New America Group, Inc.              550,500                           27.3%
513 Main Avenue
Bay Head, NJ

Rosary De Filippis Tobia              50,000                            2.5%
513 Main Avenue
Bay Head, NJ (3).

(1) Based upon 2,014,500 shares of Common Stock outstanding as of October 31, 1996.

(2) Donald M. Petroski's shares include 1,010,000 shares owned by Mr. Petroski, l,750 shares owned by his son, Jeffrey Petroski, and 125 shares owned by his wife, Barbara Petroski.

(3) Does not include an additional 65,000 shares held by related parties, over which Ms. Tobia disclaims any beneficial ownership (except for that which may nevertheless be attributed by operation of law despite such disclaimer).

(b)   Security Ownership of Management:

      Set forth below is certain information concerning the number and percentage of shares of Common Stock of the Registrant owned of record and beneficially by each officer and director of the Registrant and by all officers and directors as a group as of October 31, 1996.

                         Name and Address      Amount          Percent of
                          of Beneficial     of Beneficial         Class
Title of Class                Owner           Ownership            (1)
--------------                -----           ---------            ---

Common Stock            Donald M. Petroski    1,010,000           50.1%
$.0001 par value        President, Director

Common Stock            Jeffrey Petroski          1,750            0.1%
$.0001 par value        Secretary             ---------           -----


Total                                         1,011,750           50.2%
                                              =========           =====

(1) Based upon 2,014,500 shares of Common Stock outstanding as of October 31, 1996.

Item 12. Certain Relationships and Related Transactions

The Company occupies its principal executive offices on a month to month basis, free of charge, from its President.

Pursuant to an agreement signed on February 4, 1991, Abex transferred all of its operating activities for its Ridgewood Satellite Terminal to Air Limo and, on July 1, 1991, transferred its transportation equipment to Air Limo. Air Limo in return has agreed to pay Abex a fee equal to ten percent (10%) of gross collections of such Satellite Terminal.

On May 1, 1993, Abex entered into an agreement with Air Limo whereby Air Limo opened and operated a second Satellite Terminal in the Borough of Montvale on behalf of Abex. Pursuant to the agreement, Air Limo bears all costs of opening and operating such Satellite Terminal and pays Abex three percent (3%) of Air Limo's gross receipts from such Satellite Terminal.

On August 10, 1993, Air Limo agreed to advance funds on behalf of the Company and its subsidiary as long as Air Limo deems necessary and as long as Air Limo is financially able. Such advances are due on demand. Air Limo may terminate this arrangement at any time at its own discretion.

In November 1988, Abex executed an agreement to acquire Central Transit Lines, Inc., ("CTL") by issuance of additional shares of common stock in exchange for 100% of the issued and outstanding common shares of CTL. CTL is a wholly owned subsidiary of Air Limo. The agreement provided for a transition period during which several contingencies had to be met before the acquisition became effective. The transaction was terminated in 1989. The agreement stipulated that if the acquisition was not consummated, Abex would be responsible to CTL for all reasonable costs associated with such transition period. Abex is indebted to CTL in the amount of $231,272 at October 31, 1996 and 1995 relating to costs associated with this transaction.

In addition to the above, as of October 31, 1996 and 1995 the Company and its subsidiary were obligated to Air Limo for advances in the amount of $682,305 and $671,239, respectively. These advances were made directly to or on behalf of the Company and Abex to fund operations and liquidate liabilities. Such advances bear no interest and are payable on demand.

Part IV

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8K

All other schedules required by Regulation S-B are omitted because they are not applicable or the required information is included in the financial statements or the notes thereto.

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    AIR BROOK AIRPORT EXPRESS, INC.,
                                    AND SUBSIDIARY (Registrant)


Dated: July 22, 1999                By:/Donald M. Petroski
                                    --------------------------------------------
                                    DONALD M. PETROSKI
                                    President


                                    By:/Donald M. Petroski
                                    --------------------------------------------
                                    DONALD M. PETROSKI
                                    Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


July 22, 1999                       /Donald M. Petroski
                                    --------------------------------------------
                                    Donald M. Petroski, President,
                                    Chief Financial Officer and Director


July 22, 1999                       /Jeffrey Petroski
                                    --------------------------------------------
                                    Jeffrey Petroski, Secretary