Form 10QSB
period 1997-01-31
AIR BROOK AIRPORT EXPRESS INC
filed 1999-08-30
CIK 803097

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[xx] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1997

                                   or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

Commission File Number: 33-9218

                         Air Brook Airport Express, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                          22-2742564
-------------------------------                         ------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

115 West Passaic Street, Rochelle Park, New Jersey            07662
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

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                 Yes [xx] No [ ]

           APPLICABLE ONLY TO CORPORATE ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                                                                  Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 2,014,500 Shares as of January 31, 1997.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                                      INDEX

PART I - FINANCIAL INFORMATION:

      ITEM 1 - FINANCIAL STATEMENTS

            Consolidated Balance Sheets (Unaudited) January 31, 1997
            and October 31, 1996                                             1

            Consolidated Statements of Income (Unaudited) for the
            Three Months Ended January 31, 1997 and 1996                     2

            Consolidated Statement of Stockholders' Deficit
            (Unaudited) for the Three Months Ended January 31, 1997          3

            Consolidated Statements of Cash Flows (Unaudited) for the
            Three Months Ended January 31, 1997 and 1996                     4

            Notes to Consolidated Financial Statements (Unaudited)           5-6

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                           7

PART II - OTHER INFORMATION                                                  8

            AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEETS

                                                    (Unaudited)
                                                     January 31,    October 31,
                                                        1997            1996
                                                     -----------    -----------
ASSETS
Current assets:
      Cash                                           $       641    $       313
                                                     -----------    -----------
Total current assets                                         641            313
Deposits                                                     650            650
                                                     -----------    -----------
Total assets                                         $     1,291    $       963
                                                     -----------    -----------
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
      Accounts payable                               $   314,913    $   314,913
      Accrued expenses                                     4,951          4,951
      Due to affiliate                                   897,690        913,577
                                                     -----------    -----------

            Total current liabilities                  1,217,554      1,233,441
                                                     -----------    -----------

Stockholders' deficit:
      Common stock, $.0001 par value: authorized
      98,800,000; issued and outstanding 2,014,500           201            201
      Preferred stock, $.0001 par value:
      1,200,000 shares authorized; none issued                --             --
      Additional paid-in capital                         202,936        202,936
      Accumulated deficit                             (1,419,400)    (1,435,615)
                                                     -----------    -----------

      Total stockholders' deficit                     (1,216,263)    (1,232,478)
                                                     -----------    -----------

Total liabilities and stockholders' deficit          $     1,291    $       963
                                                     -----------    -----------

    See accompanying notes to consolidated financial statements (unaudited).

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                     FOR THE THREE MONTHS ENDED JANUARY 31,
                                   (UNAUDITED)

                                                    1997         1996
                                                 ----------   ----------

Revenue                                          $   17,387   $   19,732

General, administrative and operating expenses        1,172          146
                                                 ----------   ----------

Net income                                       $   16,215   $   19,586
                                                 ==========   ==========

Income per common equivalent share:

      Net income                                 $      .01   $      .01
                                                 ==========   ==========

Weighted average number of common shares outstanding:

      Primary                                     2,014,500    2,014,500
                                                 ==========   ==========

    See accompanying notes to consolidated financial statements (unaudited).

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                   FOR THE THREE MONTHS ENDED JANUARY 31, 1997
                                   (UNAUDITED)

                                                                           Additional                      Total
                                                   Common Stock              Paid-in     Accumulated    Stockholders'
                                               Shares         Amount         Capital       Deficit         Deficit
                                              ---------      --------        --------    -----------     -----------
Balances at November 1, 1996                  2,014,500      $    201        $202,936    $(1,435,615)    $(1,232,478)

Net income for the three months ended
January 31, 1997                                                                              16,215          16,215
                                              ---------      --------        --------    -----------     -----------

Balance at January 31, 1997                   2,014,500      $    201        $202,936    $(1,419,400)    $(1,216,263)
                                              =========      ========        ========    ===========     ===========

    See accompanying notes to consolidated financial statements (unaudited).

             AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE THREE MONTHS ENDED JANUARY 31,
                              (UNAUDITED)


xxx                                                          1997          1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income
Adjustments to reconcile net income to net cash
used for operating activities:                           $ 16,215      $ 19,586
  Changes in assets and liabilities:
  Decrease in accounts payable and accrued expenses            --            --
       Decrease in amount due to affiliate                (15,887)      (19,732)
                                                         --------      --------
Net cash flows used for operating activities                  328          (146)
                                                         --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES                           --            --
CASH FLOWS FROM FINANCING ACTIVITIES                           --            --
                                                         --------      --------
Decrease in cash                                              328          (146)
Cash, beginning of period                                     313           232
                                                         --------      --------
Cash, end of period                                      $    641      $     86
                                                         ========      ========

    See accompanying notes to consolidated financial statements (unaudited).

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                JANUARY 31, 1997

NOTE 1 - GENERAL

            The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim financial statements include all adjustments necessary in order to make the financial statements not misleading. The results of operations for the three months ended January 31, 1997 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the financial statements and notes that are included in the company's annual report Form 10-KSB.

NOTE 2 - GOING CONCERN UNCERTAINTY

            The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company had a material working capital deficiency and an accumulated deficit at January 31, 1997. Additionally, the Company receives significant financial support from an affiliated entity, Air Brook Limousine, Inc. ("Air Limo"). Such support is essential to the Company's continuance.

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

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                JANUARY 31, 1997

NOTE 4 - DUE TO AFFILIATE

            Air Limo has advanced a net total of $897,690 and $913,577, as of January 31, 1997 and October 31, 1996, respectively, directly to or on behalf of Abex to fund operations and liquidate liabilities. Such advances bear no interest and are payable on demand.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

            a.    Litigation

                  None

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

         Three months ended January 31, 1997 compared to three months ended January 31, 1996

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

         In conjunction with such agreements, the Registrant has generated revenue of $17,387 and $19,732 for the three months ended January 31, 1997 and 1996, respectively.

         For the three months ended January 31, 1997 and 1996, the Company has generated net income in the amount of $16,215 and $19,586, respectively, since the Registrant's expenses are minimal.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY

                           PART II - OTHER INFORMATION


ITEM 1 - Legal Proceedings:

         None

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

                                   Air Brook Airport Express, Inc.
                                   -------------------------------
                                   (Registrant)

July 22, 1999                      Donald M. Petroski
-------------                      ------------------
Date                               Donald M. Petroski,
                                   President, Director and Chief
                                   Financial Officer