Form 10QSB
period 1997-04-30
AIR BROOK AIRPORT EXPRESS INC
filed 1999-08-30
CIK 803097

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1997

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ____________________________

Commission File Number: 33-9218

                         Air Brook Airport Express, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                          22-2742564
-------------------------------                     ----------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

115 West Passaic Street, Rochelle Park, New Jersey                    07662
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 2,014,500 Shares as of April 30, 1997.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                                      INDEX

PART I - FINANCIAL INFORMATION:

         ITEM 1 - FINANCIAL STATEMENTS

             Consolidated Balance Sheets (Unaudited) April 30, 1997
             and October 31, 1996                                            1

             Consolidated Statements of Income (Unaudited) for the
             Three Months Ended April 30, 1997 and 1996                      2

             Consolidated Statements of Income (Unaudited) for the           3
             Six Months ended April 30, 1997 and 1996

             Consolidated Statement of Changes In Stockholders' Deficit
             (Unaudited) for the Six Months Ended April 30, 1997             4

             Consolidated Statements of Cash Flows (Unaudited) for the
             Six Months Ended April 30, 1997 and 1996                        5

             Notes to Consolidated Financial Statements (Unaudited)          6-7

         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                        8

PART II - OTHER INFORMATION                                                  9

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                      (Unaudited)
                                                       April 30,    October 31,
                                                         1997          1996
                                                      -----------   -----------
ASSETS
Current assets:
  Cash                                                $       600   $       313
                                                      -----------   -----------

Total current assets                                          600           313

Deposits                                                      650           650
                                                      -----------   -----------

Total assets                                          $     1,250   $       913
                                                      ===========   ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                    $   314,913   $   314,913
  Accrued expenses                                          4,951         4,951
  Due to affiliate                                        881,131       913,577
                                                      -----------   -----------

Total current liabilities                               1,200,995     1,233,441
                                                      -----------   -----------

Stockholders' deficit:
   Common stock, $.0001 par value: 98,800,000 shares
     authorized; 2,014,500 issued and outstanding             201           201
   Preferred stock, $.0001 par value:
     1,200,000 shares authorized; none issued                  --            --
   Additional paid-in capital                             202,936       202,936
   Accumulated deficit                                 (1,402,882)   (1,435,615)
                                                      -----------   -----------
    Total stockholders' deficit                        (1,199,745)   (1,232,478)
                                                      -----------   -----------
Total liabilities and stockholders' deficit           $     1,250   $       963
                                                      ===========   ===========

    See accompanying notes to consolidated financial statements (unaudited).

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                      FOR THE THREE MONTHS ENDED APRIL 30,
                                   (UNAUDITED)

                                                           1997         1996
                                                       -----------  -----------
Revenue                                                $    17,559  $    21,576

General, administrative and operating expenses               1,041        1,133
Gain on settlement of litigation                                --       (5,084)
                                                       -----------  -----------

Net income                                             $    16,518  $    25,527
                                                       ===========  ===========
Income per common equivalent share:
  Net income                                           $       .01  $       .01
                                                       ===========  ===========
Weighted average number of common shares outstanding:

  Primary                                                2,014,500    2,014,500
                                                       ===========  ===========

    See accompanying notes to consolidated financial statements (unaudited).

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                       FOR THE SIX MONTHS ENDED APRIL 30,
                                   (UNAUDITED)

                                                           1997         1996
                                                        ----------   ----------

Revenue                                                 $   34,946   $   41,308

General, administrative and operating expenses               2,213        1,279
                                                        ----------   ----------

Operating income before other income (expenses)             32,733       40,029

Other income (expenses):
   Gain on settlement of litigation                             --        5,084
                                                        ----------   ----------

Net income                                              $   32,733   $   45,113
                                                        ==========   ==========

Income per common equivalent share:

Net income                                              $      .02   $      .02
                                                        ==========   ==========

Weighted average number of common shares outstanding:

Primary                                                  2,014,500    2,014,500
                                                        ==========   ==========

    See accompanying notes to consolidated financial statements (unaudited).

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                     FOR THE SIX MONTHS ENDED APRIL 30, 1997
                                   (UNAUDITED)

                                       Common Stock          Additional                     Total
                                -------------------------     Paid-in     Accumulated   Stockholders'
                                   Shares        Amount       Capital       Deficit        Deficit
                                -----------   -----------   -----------   -----------   ------------
Balances at November 1, 1996      2,014,500   $       201   $   202,936   $(1,435,615)   $(1,232,478)
Net income for the six months
  ended April 30, 1997                                                         33,733         32,733
                                -----------   -----------   -----------   -----------    -----------
Balance at April 30, 1997         2,014,500   $       201   $   202,936   $(1,402,882)   $(1,199,745)
                                ===========   ===========   ===========   ===========    ===========

    See accompanying notes to consolidated financial statements (unaudited).

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE SIX MONTHS ENDED APRIL 30,
                                   (UNAUDITED)

                                                              1997        1996
                                                           --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                 $ 32,733    $ 45,113
Adjustments to reconcile net income to net cash
  provided (consumed) by operating activities:
    Earnings from settlement at less than
    recorded liability                                                   (5,084)
    Changes in assets and liabilities:
       Decrease in accounts payable and accrued expenses         --     (88,506)
       (Decrease) Increase in amount due to affiliate       (32,446)     48,448
                                                           --------    --------
Net cash flows used for operating activities                    287         (29)

CASH FLOWS FROM INVESTING ACTIVITIES                             --          --

CASH FLOWS FROM FINANCING ACTIVITIES                             --          --
                                                           --------    --------

Increase (Decrease) in cash                                     287         (29)
Cash, beginning of period                                       313         232
                                                           --------    --------
Cash, end of period                                        $    600    $    203
                                                           ========    ========

    See accompanying notes to consolidated financial statements (unaudited).

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 APRIL 30, 1997

NOTE 1 - GENERAL

            The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim financial statements include all adjustments necessary in order to make the financial statements not misleading. The results of operations for the three and six months ended April 30, 1997 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the financial statements and notes that are included in the company's annual report Form 10-KSB.

NOTE 2 - GOING CONCERN UNCERTAINTY

            The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company had material working capital deficiencies and accumulated deficits at April 30, 1997. Additionally, the Company receives significant financial support from an affiliated entity, Air Brook Limousine Inc. ("Air Limo"). Such support is essential to the Company's continuance.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

            a. Pursuant to two 1991 agreements, the Company's subsidiary, A.B. Park and Fly, Inc. ("Abex"), transferred all of its transportation equipment and operating activities of a ground transportation facility in Ridgewood, New Jersey to its affiliate, Air Limo. Air Limo in return has agreed to pay Abex a fee equal to ten percent (10%) of gross collections for such facility.

            b. On May 1, 1993, Abex entered into an agreement with Air Limo whereas Air Limo opened and operates a second satellite terminal in the Borough of Montvale. Pursuant to the agreement, Air Limo bears all costs of operating the facility and pays Abex three percent (3%) of the gross receipts generated by the facility..

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

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 APRIL 30, 1997

NOTE 4 - DUE TO AFFILIATE

            Air Limo has advanced a net total of $881,131 and $913,577, as of April 30, 1997 and October 31, 1996, respectively, directly to or on behalf of Abex to fund operations and liquidate liabilities. Such advances bear no interest and are payable on demand.

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

            c.    Dependence on Lease Terms

            The Ridgewood terminal which is operated by Air Limo is leased by Abex on a month to month basis from the village of Ridgewood, New Jersey. This facility produced 90% of company revenue during the year ended October 31, 1996. Termination of this lease would eliminate this revenue stream. The lease term of Montvale facility ended January 1996. Since then it has been leased by Air Limo on a month to month basis.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

            Three and six months ended April 30, 1997 compared to three and six months ended April 30, 1996

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

            In conjunction with such agreements, the Registrant has generated revenue of $17,559 and $21,576 for the three months ended April 30, 1997 and 1996, respectively, and $34,946 and $41,308 for the six months ended April 30, 1997 and 1996, respectively.

            For the three and six months ended April 30, 1997, the Company has generated net income in the amounts of $16,518 and $32,733, respectively, whereas for the three and six months ended April 30, 1996 the Company generated net income in the amounts of $25,527 and $45,113, resepectively.

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