Form 10QSB
period 1997-07-31
AIR BROOK AIRPORT EXPRESS INC
filed 1999-08-30
CIK 803097

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1997

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to_________________

Commission File Number: 33-9218

                         Air Brook Airport Express, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                          22-2742564
-------------------------------                 --------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

115 West Passaic Street, Rochelle Park, New Jersey           07662
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 2,014,500 Shares as of July 31, 1997.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                                      INDEX

PART I - FINANCIAL INFORMATION:

   ITEM 1 - FINANCIAL STATEMENTS

      Consolidated Balance Sheets (Unaudited) July 31, 1997
      and October 31, 1996                                               1

      Consolidated Statements of Income (Unaudited) for the
      Three Months Ended July 31, 1997 and 1996                          2

      Consolidated Statements of Income (Unaudited) for the
      Nine Months Ended July 31, 1997 and 1996                           3

      Consolidated Statement of Changes In Stockholders' Deficit
      (Unaudited) for the Nine Months Ended July 31, 1997                4

      Consolidated Statements of Cash Flows (Unaudited) for the
      Nine Months Ended July 31, 1997 and 1996                           5

      Notes to Consolidated Financial Statements (Unaudited)             6-7

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                          8

PART II - OTHER INFORMATION                                              9

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                    (Unaudited)
                                                      July 31,     October 31,
                                                        1997           1996
                                                    -----------    -----------
ASSETS
Current assets:
  Cash                                              $       558    $       313
                                                    -----------    -----------
Total current assets                                        558            313
Deposits                                                    650            650
                                                    -----------    -----------
Total assets                                        $     1,208    $       963
                                                    ===========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                  $   314,913    $   314,913
  Accrued expenses                                        4,813          4,951
  Due to affiliates                                     863,908        913,577
                                                    -----------    -----------
Total current liabilities                             1,183,634      1,233,441
                                                    ===========    ===========
Stockholders' deficit:
  Common stock, $.0001 par value:
     98,800,000 shares authorized;
     2,014,500 issued and outstanding                       201            201
  Preferred stock, $.0001 par value:
     1,200,000 shares authorized; none issued                --
  Additional paid-in capital                            202,936        202,936
  Accumulated deficit                                (1,385,563)    (1,435,615)
                                                    -----------    -----------

Total stockholders' deficit                          (1,182,426)    (1,232,478)

                                                    -----------    -----------
Total liabilities and stockholders' deficit         $     1,208    $       963
                                                    ===========    ===========

    See accompanying notes to consolidated financial statements (unaudited).

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                       FOR THE THREE MONTHS ENDED JULY 31,
                                   (UNAUDITED)

                                                            1997          1996
                                                        ----------    ----------
Revenue                                                 $   18,798    $   21,436

General, administrative and operating expenses               1,479         1,273
                                                        ----------    ----------
Net income                                              $   17,319    $   20,163
                                                        ==========    ==========
Income per common equivalent share:
  Net income                                            $      .01    $      .01
                                                        ==========    ==========
Weighted average number of common shares outstanding:

  Primary                                                2,014,500     2,014,500
                                                        ==========    ==========

    See accompanying notes to consolidated financial statements (unaudited).

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                        FOR THE NINE MONTHS ENDED JULY 31
                                   (UNAUDITED)

                                                             1997         1996
                                                         ----------   ----------
Revenue                                                  $   53,743   $   62,744

General, administrative and operating expenses                3,692        2,552
                                                         ----------   ----------

Operating income before other income (expenses)              50,052       60,192

Other income (expenses):
         Gain on settlement of litigation                        --        5,084
                                                         ----------   ----------

Net income                                               $   50,052   $   65,276
                                                         ==========   ==========

Income per common equivalent share:
Net income                                               $      .02   $      .03
                                                         ==========   ==========

Weighted average number of common shares outstanding:

Primary                                                   2,014,500    2,014,500
                                                         ==========   ==========

    See accompanying notes to consolidated financial statements (unaudited).

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                     FOR THE NINE MONTHS ENDED JULY 31, 1997
                                   (UNAUDITED)

                                              Common Stock          Additional                    Total
                                        ------------------------     Paid-in     Accumulated   Stockholders'
                                         Shares          Amount      Capital       Deficit      Deficiency
                                         ------          ------      -------       -------      ----------
Balances at November 1, 1996             2,014,500   $       201   $   202,936   $(1,435,615)   $(1,232,478)
Net income for the nine months
  ended July 31, 1997                                                                 50,052         50,052
                                       -----------   -----------   -----------   -----------    -----------
Balance at July 31, 1997                 2,014,500   $       201   $   202,936   $(1,385,563)   $(1,182,426)
                                       ===========   ===========   ===========   ===========    ===========

    See accompanying notes to consolidated financial statements (unaudited).

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE NINE MONTHS ENDED JULY 31,
                                   (UNAUDITED)

                                                             1997        1996
                                                           --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                 $ 50,052    $ 65,276
Adjustments to reconcile net income to net cash
  used for operating activities:
   Earnings from settlement at less than
   recorded liability                                            --      (5,084)
   Changes in assets and liabilities:
     Decrease in accounts payable and accrued expenses         (138)    (88,506)
     Increase (decrease) in amount due to affiliate         (49,669)    (28,512)
                                                           --------    --------
Net cash flows used for operating activities                    245         198
                                                           --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES                             --          --

CASH FLOWS FROM FINANCING ACTIVITIES                             --          --
                                                           --------    --------
Increase in cash                                                245         198
Cash, beginning of period                                       313         232
                                                           --------    --------
Cash, end of period                                        $    558    $    430
                                                           ========    ========

    See accompanying notes to consolidated financial statements (unaudited).

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JULY 31, 1997

NOTE 1 -    GENERAL

            The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim financial statements include all adjustments necessary in order to make the financial statements not misleading. The results of operations for the three and nine months ended July 31, 1997 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the financial statements and notes that are included in the company's annual report Form 10-KSB.

NOTE 2 -    GOING CONCERN UNCERTAINTY

            The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company had material working capital deficiencies and accumulated deficits at July 31, 1997. Additionally, the Company receives significant financial support from an affiliated entity, Air Brook Limousine, Inc. ("Air Limo"). Such support is essential to the Company's continuance.

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

      c. On August 10, 1993, the Company entered into an agreement with Air Limo under which Air Limo will continue to advance funds on behalf of the Company and its subsidiary as long as Air Limo deems necessary and as long as Air Limo if financially able. Such advances are due on demand and Air Limo may terminate the agreement at any time.

      d. The Company's principal offices are in a building owned by its president. The Company occupies these offices on a month to month basis, free of charge.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JULY 31, 1997

NOTE 4 -    DUE TO AFFILIATE

            Air Limo had advanced a net total of $863,908 and $913,577, as of July 31, 1997 and October 31, 1996, respectively, directly to or on behalf of Abex to fund operations and/or liquidate liabilities. Such advances bear no interest and are payable on demand.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            Three and nine months ended July 31, 1997 compared to three and nine months ended July 31, 1996

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

            In conjunction with such agreements, the Registrant has generated revenue of $18,798 and $21,436 for the three months ended July 31, 1997 and 1996, respectively, and $53,743 and $62,744 for the nine months ended July 31, 1997 and 1996, respectively.

            For the three and nine months ended July 31, 1997, the Company has generated net income in the amounts of $17,319 and $50,052, respectively, whereas for the three and nine months ended July 31, 1996 the Company generated net income in the amounts of $20,163 and $65,276, respectively.

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