Form 10KSB40
period 1997-10-31
AIR BROOK AIRPORT EXPRESS INC
filed 1999-08-30
CIK 803097

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended October 31, 1997

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. YES |X| NO |_|

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

The aggregate market value of the voting stock held by non-affiliates of the Registrant at October 31, 1997 was approximately $31,250.

The number of shares of Registrant's Common Stock outstanding on October 31, 1997 was 2,014,500.

Revenue for the most recent fiscal year was $71,529.

                         AIR BROOK AIRPORT EXPRESS, INC.
                                      INDEX

PART I

Item 1.  Business                                                         1-2
Item 2.  Properties                                                       2
Item 3.  Legal Proceedings                                                2
Item 4.  Submission of Matters to a Vote of Security Holders              2

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters                                                          3
Item 6.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        4
Item 7.   Consolidated Financial Statements                               5

PART III

Item 9.  Directors and Executive Officers of the Registrant               6
Item 10. Executive Compensation                                           6
Item 11. Security Ownership of Certain Beneficial Owners and Management   6-7
Item 12. Certain Relationships and Related Transactions                   7-8

PART IV

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8K   9

Part I

Item 1. Business

The Registrant, Air Brook Airport Express, Inc. (the "Company"), through its subsidiary, A.B. Park and Fly, Inc. ("Abex"), receives fees related to two airport ground transportation terminals ("Satellite Terminals"). One Satellite Terminal is located in the Village of Ridgewood, New Jersey and the second is located in the Borough of Montvale, New Jersey. The related bus service is provided directly to and from Newark International Airport.

On February 4, 1991, Abex transferred all of the operating activities of its Ridgewood Satellite Terminal to an affiliate, Air Brook Limousine, Inc. ("Air Limo"). On July 1, 1991, Abex transferred all of its transportation equipment to Air Limo. The majority stockholder of Air Limo is also the majority stockholder and President of the Company. Air Limo, in return, agreed to pay Abex a fee equal to ten percent (10%) of the gross collections of such Satellite Terminal.

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

Item 2. Properties

As of October 31, 1997, the Registrant maintained its principal executive offices at 115 West Passaic Street, Rochelle Park, New Jersey, on a rent free basis pursuant to a verbal agreement with Donald M. Petroski, the Registrant's President and principal shareholder.

Abex entered into a lease agreement during September, 1988 with the village of Ridgewood, N.J, for space necessary for the Satellite Terminal located in Ridgewood. The lease was for an initial term of 15 months with four renewal periods of one year each. Abex is currently leasing such Satellite Terminal on a month to month basis.

Item 3. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the last quarter of the period covered by this report.

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

(a) As of May 1, 1999, the Registrant's Common Stock is traded in the over-the-counter market. The range of high and low bid quotations, as reported by the National Quotation Bureau, Incorporated, for the Registrant's securities through the three months ended October 31, 1997, is as follows:

                                                    Common Stock
                                                        Bid
                                                   -------------
                                                   High      Low

Year Ended October 31, 1997

Three months ended January 31, 1997                1/8      1/32
Three months ended April 30, 1997                  1/8      1/32
Three months ended July 31, 1997                   1/32     1/32
Three months ended October 31, 1997                1/32     1/32

Year Ended October 31, 1996

Three months ended January 31, 1996                1/16     1/32
Three months ended April 30, 1996                  1/16     1/32
Three months ended July 31, 1996                   1/16     1/16
Three months ended October 31, 1996                1/16     1/16

(b) As of October 31, 1997, the approximate number of holders of record of the Registrant's Common Stock was 128.

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

In conjunction with these agreements, the Registrant has generated revenue of $71,529 and $81,296 for the years ended October 31, 1997 and 1996, respectively.

For the years ended October 31, 1997 and 1996, the Registrant's expenses amounted to $5,501 and ($1,431) including a nonrecuring $5,084 gain on settlement, respectively. The Registrant's expenses are administrative in nature since all of the operational expenses are borne by the affiliate based on the agreements discussed above. General and administrative expenses increased to $5,501 for the year ended October 31, 1997 from $3,653 (exclusive of the non recurring $5,084 gain on settlement) for the year ended October 31, 1996. Such increase, amounting to $1,849 or 51%, is primarily as a result of increased transfer agent fees.

As a result of assigning its operations to an affiliate, the Registrant has been able to generate net income of $66,028 and $82,727, respectively, for the years ended October 31, 1997 and 1996

Liquidity and Capital Resources

The Company's consolidated financial statements have been prepared assuming that it will continue as a going concern. As shown in the consolidated financial statements, at October 31, 1997 the Company had a working capital deficiency of $1,167,100 as well as an accumulated deficit of $1,369,587. The Company obtains its entire financial support from an affiliate which is under the common control of the Company's majority stockholder. These factors, among other things, raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue in operation.

Item 7. Consolidated Financial Statements.

Independent Auditors' Report                                           F-1

Consolidated balance sheet
October 31, 1997                                                       F-2

Consolidated statements of income
For the years ended October 31, 1997 and 1996                          F-3

Consolidated statements of changes in stockholders' deficit
For the years ended October 31, 1997 and 1996                          F-4

Consolidated statements of cash flows
For the years ended October 31, 1997 and 1996                          F-5

Notes to consolidated financial statements                             F-6 - F-9

                        [Letterhead of Robert G. Jeffrey]

                          INDEPENDENT AUDITOR'S REPORT

To the Stockholders of
Air Brook Airport Express, Inc. and Subsidiary

I have audited the accompanying consolidated balance sheet of Air Brook Airport Express, Inc. and its wholly owned subsidiary ("the Company") as of October 31, 1997, and the related consolidated statements of income, stockholders' deficit, and cash flows for the years ended October 31, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audit.

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

In my opinion, based on my audit, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Air Brook Airport Express, Inc. and its wholly owned subsidiary as of October 31, 1997 and the results of their operations and their cash flows for the years ended October 31, 1997 and 1996 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, at October 31, 1997, the Company had a working capital deficiency of $1,167,100 as well as an accumulated deficit of $1,369,587. As more fully described in Notes 1 and 6, the Company obtains its entire financial support from an affiliate which is under the common control of the Company's majority stockholder. These factors among other things, also discussed in Notes 1 and 6 to the consolidated financial statements, raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue in operation.

Wayne, New Jersey
July 22, 1999


                                       F1

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                OCTOBER 31, 1997

ASSETS
Current assets:
     Cash                                                           $       516
                                                                    -----------
Total current assets                                                        516

Deposits                                                                    650
                                                                    -----------
Total assets                                                        $     1,166
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable                                               $   314,913
     Accrued expenses                                                     4,813
     Due to affiliate                                                   847,890
                                                                    -----------

Total current liabilities                                             1,167,616
                                                                    -----------
Stockholders' deficit:
     Common stock, $.0001 par value: 98,800,000
       authorized; 2,014,500 issued and outstanding                         201
     Preferred stock, $.0001 par value:
       1,200,000 shares authorized, none issued                              --
     Additional paid-in capital                                         202,936
     Accumulated deficit                                             (1,369,587)
                                                                    -----------

Total stockholders' deficit                                          (1,166,450)
                                                                    -----------
Total liabilities and stockholders' deficit                         $     1,166
                                                                    ===========

    The accompanying notes and accountant's audit report are an integral part of these financial statements.


                                       F2

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                         FOR THE YEARS ENDED OCTOBER 31

                                                          1997          1996
                                                      -----------   -----------
Revenue                                               $    71,529   $    81,296
Expense:
   General, administrative and  operating                   5,501        (1,431)
                                                      -----------   -----------
Total expenses                                              5,501        (1,431)
                                                      -----------   -----------
Net income                                            $    66,028   $    82,727
                                                      ===========   ===========
Income per common equivalent share:
Net income                                            $       .03   $       .04
                                                      ===========   ===========
Weighted average number of shares outstanding:
Primary                                                 2,014,500     2,014,500
                                                      ===========   ===========

    The accompanying notes and accountant's audit report are an integral part of these financial statements.


                                       F3

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                  FOR THE YEARS ENDED OCTOBER 31, 1997 AND 1996

                                    Common Stock          Additional                     Total
                             -------------------------     Paid-in     Accumulated   Stockholders'
                                Shares        Amount       Capital       Deficit        Deficit
                             -----------   -----------   -----------   -----------   ------------
Balances, October 31, 1995     2,014,500   $       201   $   202,936   $(1,518,342)   $(1,315,205)
Net income, for the year
  ended October 31, 1996                                                    82,727         87,727
                             -----------   -----------   -----------   -----------    -----------
Balances, October 31, 1996     2,014,500           201       202,936    (1,435,615)    (1,232,478)
Net income, for the year
  ended October 31, 1997                                                    66,028         66,028
                             -----------   -----------   -----------   -----------    -----------
Balances, October 31, 1997     2,014,500   $       201   $   202,936   $(1,369,587)   $(1,166,450)
                             ===========   ===========   ===========   ===========    ===========

    The accompanying notes and accountant's audit report are an integral part of these financial statements.


                                       F4

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE YEARS ENDED OCTOBER 31

                                                             1997        1998
                                                           --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                 $ 66,028    $ 82,727
Adjustments to reconcile net income
to net cash provided by operating activities:
Earnings from settlement at less than recorded liability         --      (5,084)

     Increase (decrease) in amount due to affiliate         (65,687)     11,066
     Changes in current liabilities:
     Decrease in accounts payable                                --     (88,262)
     Decrease in accrued expenses                              (138)       (366)
                                                           --------    --------
Net cash flows provided by operating activities                 203          81

CASH FLOW FROM INVESTING ACTIVITIES
CASH FLOW FROM FINANCING ACTIVITIES                              --          --
                                                           --------    --------
Increase in cash                                                203          81
Cash, beginning of period                                       313         232
                                                           --------    --------
Cash, end of period                                        $    516    $    313
                                                           ========    ========

    The accompanying notes and accountant's audit report are an integral part of these financial statements.


                                       F5

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 1997

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

            At October 31, 1997 and 1996, approximately twenty seven percent of the Company's outstanding common stock was owned by a publicly held Company.

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

NOTE 2      GOING CONCERN UNCERTAINTY

            The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company had a material working capital deficiency and an accumulated deficit at October 31, 1997. Additionally, the Company receives significant financial support and generates all of its revenue from an affiliated entity, Air Brook Limousine, Inc. ("Air Limo"), pursuant to agreements dated February 4, 1991 and May 1, 1993 (See Note 6). These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation with its affiliate.

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


                                       F6

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 1997

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


                                       F7

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 1997

NOTE 4      RELATED PARTY TRANSACTIONS

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

NOTE 5      DUE TO AFFILIATE

            As of October 31, 1997, there was a balance due to Air Limo of $847,890, the net amount of advances made by Air Limo partially offset by earnings on the contracts for the operation of the two terminals. This balance bears no interest and is payable on demand.

NOTE 6      INCOME TAXES

            The Company and its subsidiary have each experienced significant net operating losses in previous years. These losses can be deducted as net operating losses in any year in which the companies have taxable income. Under Statement of Financial Accounting Standards No. 109 recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. The Company has not recognized any deferred tax assets.

NOTE 7      SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

            There were no noncash investing and financing activities during the years ended October 31, 1997 and 1996. There was no cash paid for interest or taxes during these years.


                                       F8

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 1997

NOTE 8      COMMITMENTS AND CONTINGENCIES

            a. Litigation

            Abex was a defendant in a lawsuit involving fuel oil deliveries which was settled in April, 1996. While Abex admitted that it purchased diesel fuel oil at certain times, it denied that it made many of the purchased claimed by the Plaintiff. Abex further asserted that it did not receive credit for many of the payments made by the Plaintiff. A judgement was entered in favor of the Plaintiff in March, 1996 in the amount of $88,262, inclusive of legal fees. At October 31, 1995 Abex had included in its accounts payable an accrual of $93,346. In April, 1996 the judgement was satisfied by Air Limo on behalf of Abex. Accordingly, Abex recorded a gain on such settlement amounting to $5,084.

            b. Dependence on Affiliate

            Air Limo advances funds on behalf of the Company and its subsidiary to finance day to day operations. This arrangement could be terminated at any time by Air Limo, and these advances are due on demand. In addition, all Company revenue comes from commissions on revenue of the two facilities operated by Air Limo.

            c. Dependence on Lease Terms

            The Ridgewood terminal, which is operated by Air Limo, is leased by Abex on a month to month basis from the village of Ridgewood, New Jersey. This facility produced 90% of Company revenue during the year ended October 31, 1997. Termination of this lease would eliminate this revenue stream.

            The lease term of the Montvale facility ended in January, 1996. Since then, it has been leased by Air Limo on a month to month basis.

NOTE 9      SUBSEQUENT EVENTS

            a. Issuance of Common Stock in Satisfaction of Past Due Liabilities

            The Company has committed to issue 136,000 shares of its common stock to settle a $204,913 past due account payable. On April 11, 1997, the Company agreed to issue 277,422 shares of its common stock to settle a $17,339 past due account payable. Neither of these blocks of stock has been issued, and the unpaid bills are included as liabilities.

            b. Disputed Liability

            The Company has disputed a $110,000 bill for professional services, which is included in current liabilities. This bill was settled in July, 1999 for $7,500.


                                       F9

Item 9. Directors and Executive Officers of the Registrant

Name                           Position                   Term-Served Since
----                           --------                   -----------------

Donald M. Petroski             President, Chief           July, 1988
                               Financial Officer,
                               Director

Jeffrey Petroski               Secretary                  August, 1989

Donald M. Petroski (59 years old) has been President, Chief Financial Officer and a Director of the Registrant since July 1988 when the Registrant acquired all of the outstanding stock of Abex, of which Mr. Petroski was the sole shareholder of Abex. Mr. Petroski has been involved in the ground transportation industry for over twenty six (26) years, beginning in 1971 when he founded Air Limo of which he remains President.

Jeffrey Petroski (35 years old) has been Secretary of the Registrant since August, 1989. A graduate of Rutgers University, Mr. Petroski has been involved in the transportation industry for 13 years. Mr. Petroski is the son of Donald Petroski and also a Vice President of Air Limo, an affiliate of the Registrant.

The above officers and directors shall serve for a term of one year or until their successors have been elected.

Item 10. Executive Compensation

For the year ended October 31, 1997 no executive officers or directors of the registrant were paid or accrued remuneration in excess of $60,000.

No compensation has been or will be paid on account of services rendered by a director in such capacity other than for the reasonable expenses incurred in connection with the Registrant's business.

Item 11. Security Ownership of Certain Beneficial Owners and Management

(a)   Security Ownership of Certain Beneficial Owners:

      Set forth below is certain information concerning persons/entities who are known by the Registrant to own beneficially more than 5% of the Registrant's Common Stock, $.0001 par value, on October 31, 1997:

                                Amount and Nature
Name and Address                  of Beneficial                   Percent
of Beneficial Owner                 Ownership                   of Class (l)
-------------------                 ---------                   ------------

Donald M. Petroski (2)              1,011,875                      50.2%
P.O. Box 123                        President
115 West Passaic Street
Rochelle Park, NJ

New America Group, Inc.               550,500                      27.3%
513 Main Avenue
Bay Head, NJ

Rosary De Filippis Tobia               50,000                       2.5%
513 Main Avenue
Bay Head, NJ (3).

(1) Based upon 2,014,500 shares of Common Stock outstanding as of October 31, 1997.

(2) Donald M. Petroski's shares include 1,010,000 shares owned by Mr. Petroski, 1,750 shares owned by his son, Jeffrey Petroski, and 125 shares owned by his wife, Barbara Petroski.

(3) Does not include an additional 65,000 shares held by related parties, over which Ms. Tobia disclaims any beneficial ownership (except for that which may nevertheless be attributed by operation of law despite such disclaimer).

(b)   Security Ownership of Management:

      Set forth below is certain information concerning the number and percentage of shares of Common Stock of the Registrant owned of record and beneficially by each officer and director of the Registrant and by all officers and directors as a group as of October 31, 1997.

                                                 Amount
                      Name and Address        of Beneficial     Percent of Class
Title of Class       of Beneficial Owner        Ownership             (1)
--------------       -------------------        ---------             ---
Common Stock         Donald M. Petroski
$.0001 par value     President, Director        1,010,000            50.1%

Common Stock         Jeffrey Petroski
$.0001 par value     Secretary                      1,750             0.1%
                                                ---------            ----

Total                                           1,011,750            51.4%
                                                =========            ====

(1) Based upon 2,014,500 shares of Common Stock outstanding as of October 31, 1997.

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

In November, 1988, Abex executed an agreement to acquire Central Transit Lines, Inc., ("CTL") by issuance of additional shares of common stock in exchange for 100% of the issued and outstanding common shares of CTL. CTL is a wholly owned subsidiary of Air Limo. The agreement provided for a transition period during which several contingencies had to be met before the acquisition became effective. The transaction was terminated in 1989. The agreement stipulated that if the acquisition was not consummated, Abex would be responsible to CTL for all reasonable costs associated with such transition period. Abex is indebted to CTL in the amount of $231,272 at October 31, 1997 and 1996 relating to costs associated with this transaction.

In addition to the above, as of October 31, 1997 and 1996 the Company and its subsidiary were obligated to Air Limo for advances in the amount of $616,618 and $682,305, respectively. These advances are made directly to or on behalf of the Company and Abex to fund operations and liquidate liabilities. Such advances bear no interest and are payable on demand.

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

                                    AIR BROOK AIRPORT EXPRESS, INC., AND
                                    SUBSIDIARY (Registrant)


Dated: July 22, 1999                By: /s/ Donald M. Petroski
                                    ------------------------------------
                                    DONALD M. PETROSKI
                                    President


                                    By: /s/ Donald M. Petroski
                                    ------------------------------------
                                    DONALD M. PETROSKI
                                    Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


July 22, 1999                       /s/ Donald M. Petroski
                                    ------------------------------------
                                    Donald M. Petroski, President,
                                    Chief Financial Officer and Director


July 22, 1999                       /s/ Jeffrey Petroski
                                    ------------------------------------
                                    Jeffrey Petroski, Secretary