Form 10QSB
period 1998-04-30
AIR BROOK AIRPORT EXPRESS INC
filed 1999-08-30
CIK 803097

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

|x| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   April 30, 1998
                                 --------------

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

                                                                  Yes |_| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 2,014,500 Shares as of April 30, 1998.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                                      INDEX

PART I - FINANCIAL INFORMATION:

      ITEM 1 - FINANCIAL STATEMENTS

            Consolidated Balance Sheets (Unaudited) April 30, 1998
            and October 31, 1997                                             1

            Consolidated Statements of Income (Unaudited) for the
            Three Months Ended April 30, 1998 and 1997                       2

            Consolidated Statements of Income (Unaudited) for the
            Six Months ended April 30, 1998 and 1997                         3

            Consolidated Statement of Changes In Stockholders' Deficit
            (Unaudited) for the Six Months Ended April 30, 1998              4

            Consolidated Statements of Cash Flows (Unaudited) for the
            Six Months Ended April 30, 1998 and 1997                         5

            Notes to Consolidated Financial Statements (Unaudited)           6-7

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                           8

PART II - OTHER INFORMATION                                                  9

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                          (Unaudited)
                                                           April 30,     October 31,
                                                             1998           1997
                                                          -----------    -----------
ASSETS
Current assets:

    Cash                                                  $       432    $       516
                                                          -----------    -----------

Total current assets                                              432            516

Deposits                                                          650            650
                                                          -----------    -----------

Total assets                                              $     1,082    $     1,166
                                                          -----------    -----------

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
    Accounts payable                                      $   314,913    $   314,913
    Accrued expenses                                            4,543          4,813
    Due to affiliates                                         817,209        847,890
                                                          -----------    -----------

        Total current liabilities                           1,136,665      1,167,616
                                                          -----------    -----------

Stockholders' deficit:
    Common stock, $.0001 par value: authorized
    98,800,000; issued and outstanding 2,014,500                  201            201
    Preferred stock, $.0001 par value: 1,200,000 shares
    authorized; none issued                                        --             --
    Additional paid-in capital                                202,936        202,936
    Accumulated deficit                                    (1,338,720)     1,369,587)
                                                          -----------    -----------
        Total stockholders' deficit                        (1,135,583)    (1,166,450)
                                                          -----------    -----------
Total liabilities and stockholders' deficit               $     1,082    $     1,166
                                                          -----------    -----------

    See accompanying notes to consolidated financial statements (unaudited).

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                      FOR THE THREE MONTHS ENDED APRIL 30,
                                   (UNAUDITED)

                                                            1998         1997
                                                         ----------   ----------

Revenue                                                  $   16,487   $   17,559

General, administrative and operating expenses                2,034        1,041
                                                         ----------   ----------

Net income                                               $   14,453   $   16,518
                                                         ==========   ==========

Income per common equivalent share:

        Net income                                       $      .01   $      .01
                                                         ==========   ==========

Weighted average number of common shares outstanding:
        Primary                                           2,014,500    2,014,500
                                                         ==========   ==========

    See accompanying notes to consolidated financial statements (unaudited).

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                       FOR THE SIX MONTHS ENDED APRIL 30,
                                   (UNAUDITED)

                                                            1998         1997
                                                         ----------   ----------

Revenue                                                  $   33,636   $   34,946

General, administrative and operating expenses                2,769        2,213
                                                         ----------   ----------

Net income                                               $   30,867   $   32,733
                                                         ==========   ==========

Income per common equivalent share:

            Net income                                   $      .02   $      .02
                                                         ==========   ==========

Weighted average number of common shares outstanding:

        Primary                                           2,014,500    2,014,500
                                                         ==========   ==========

    See accompanying notes to consolidated financial statements (unaudited).

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                     FOR THE SIX MONTHS ENDED APRIL 30, 1998
                                   (UNAUDITED)

                                           Common Stock        Additional                     Total
                                        -------------------      Paid-in    Accumulated   Stockholders'
                                         Shares     Amount       Capital      Deficit        Deficit
                                        ---------   -------    ----------   -----------   -------------
Balances at November 1, 1997            2,014,500   $   201   $   202,936   $(1,369,587)   $(1,166,450)
Net income for the six months
ended April 30, 1998                                                            30,867         30,867
                                        ---------   -------   -----------   -----------    -----------
Balances at April 30, 1998              2,014,500   $   201   $   202,936   $(1,338,720)   $(1,135,583)
                                        =========   =======   ===========   ===========    ===========

    See accompanying notes to consolidated financial statements (unaudited).

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE SIX MONTHS ENDED APRIL 30,
                                   (UNAUDITED)

                                                             1998        1997
                                                           --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                 $ 30,867    $ 32,733
Adjustments to reconcile net income to net cash
 used for operating activities:
Earnings from settlement at less than recorded liability
  Changes in assets and liabilities:
  Decrease in accounts payable and accrued expenses            (270)
  (Decrease) Increase in amount due to affiliate            (30,861     (32,446)
                                                           --------    --------
Net cash flows used for operating activities                    (84)        287
                                                           --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES                             --          --

CASH FLOWS FROM FINANCING ACTIVITIES                             --          --

Increase (Decrease) in cash                                     (84)        287
Cash, beginning of period                                       516         313
                                                           --------    --------
Cash, end of period                                        $    432    $    600
                                                           ========    ========

    See accompanying notes to consolidated financial statements (unaudited).

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 APRIL 30, 1998

NOTE 1 - GENERAL

            The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim financial statements include all adjustments necessary in order to make the financial statements not misleading. The results of operations for the three and six months ended April 30, 1998 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the financial statements and notes that are included in the company's annual report Form 10-KSB.

NOTE 2 - GOING CONCERN UNCERTAINTY

            The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company had a material working capital deficit and an accumulated deficit at April 30, 1998. Additionally, the Company receives significant financial support from an affiliated entity, Air Brook Limousine Inc. ("Air Limo"). Such support is essential to the Company's continuance.

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

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 APRIL 30, 1998

NOTE 4 - DUE TO AFFILIATE

            Air Limo has advanced a net total of $817,209 and $847,890, as of April 30, 1998 and October 31, 1997, respectively, directly to or on behalf of Abex to fund operations and liquidate liabilities. Such advances bear no interest and are payable on demand.

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

            c.    Dependence on Lease Terms

            The Ridgewood terminal which is operated by Air Limo is leased by Abex on a month to month basis from the village of Ridgewood, New Jersey. This facility produced 90% of company revenue during the year ended October 31, 1997. Termination of this lease would eliminate this revenue stream. The lease term of the Montvale facility ended January 1996. Since then it has been leased by Air Limo on a month to month basis.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Three and six months ended April 30, 1998 compared to three and six months ended April 30, 1997.

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

         In conjunction with such agreements, the Registrant has generated revenue of $16,487 and $17,559 for the three months ended April 30, 1998 and 1997, respectively, and $33,636 and $34,946 for the six months ended April 30, 1998 and 1997, respectively.

         For the three and six months ended April 30, 1998, the Company has generated net income in the amounts of $14,453 and $30,867, respectively, whereas for the three and six months ended April 30, 1997 the Company generated net income in the amounts of $16,518 and $32,733, respectively.

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