Form 10QSB
period 1998-07-31
AIR BROOK AIRPORT EXPRESS INC
filed 1999-08-30
CIK 803097

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   July 31, 1998
                                 -------------

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

                                                                  Yes |_| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 2,014,500 Shares as of July 31, 1998.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                                      INDEX


PART I - FINANCIAL INFORMATION:

      ITEM 1 - FINANCIAL STATEMENTS

            Consolidated Balance Sheets (Unaudited) July 31, 1998
            and October 31, 1997                                             1

            Consolidated Statements of Income (Unaudited) for the
            Three Months Ended July 31, 1998 and 1997                        2

            Consolidated Statements of Income (Unaudited) for the Nine
            Months ended July 31, 1998 and 1997                              3

            Consolidated Statement of Changes In Stockholders' Deficit
            (Unaudited) for the Nine Months Ended July 31, 1998              4

            Consolidated Statements of Cash Flows (Unaudited) for the
            Nine Months Ended July 31, 1998 and 1997                         5

            Notes to Consolidated Financial Statements (Unaudited)           6-7

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS                                    8

PART II - OTHER INFORMATION                                                  9

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                      (Unaudited)
                                                        July 31,    October 31,
                                                         1998          1997
                                                      -----------   -----------
ASSETS
Current assets:
  Cash                                                $       389   $       516
                                                      -----------   -----------

       Total current assets                                   389           516

Deposits                                                      650           650
                                                      -----------   -----------

Total assets                                          $     1,039   $     1,166
                                                      -----------   -----------

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Accounts payable                                    $   314,913   $   314,913
  Accrued expenses                                          4,215         4,813
  Due to affiliate                                        801,280       847,890
                                                      -----------   -----------

       Total current liabilities                        1,120,408     1,167,616
                                                      -----------   -----------

Stockholders' deficit:
  Common stock, $.0001 par value: 98,800,000 shares
    authorized; 2,014,500 issued and outstanding              201           201
  Preferred stock, $.0001 par value:
    1,200,000 shares authorized; none issued                   --            --
  Additional paid-in capital                              202,936       202,936
  Accumulated deficit                                  (1,322,506)   (1,369,587)
                                                      -----------   -----------

       Total stockholders' deficit                     (1,119,369)   (1,166,450)
                                                      -----------   -----------

Total liabilities and stockholders' deficit           $     1,039   $     1,166
                                                      ===========   ===========

    See accompanying notes to consolidated financial statements (unaudited).

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                       FOR THE THREE MONTHS ENDED JULY 31,
                                   (UNAUDITED)

                                                            1998         1997
                                                         ----------   ----------
Revenue                                                  $   18,069   $   18,798

General, administrative and operating expenses                1,855        1,478
                                                         ----------   ----------

Net income                                               $   16,214       17,319
                                                         ==========   ==========

Income per common equivalent share:
Net income                                               $      .01   $      .01
                                                         ==========   ==========

Weighted average number of shares outstanding:

Primary                                                   2,014,500    2,014,500
                                                         ==========   ==========

    See accompanying notes to consolidated financial statements (unaudited).

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                        FOR THE NINE MONTHS ENDED JULY 31,
                                   (UNAUDITED)

                                                           1998          1997
                                                        ----------    ----------

Revenue                                                 $   51,705    $   53,743

General, administrative and operating expenses               4,624         3,691
                                                        ----------    ----------

  Net income                                            $   47,081    $   50,052
                                                        ==========    ==========

Income per common equivalent share:
  Net income                                            $      .02    $      .02
                                                        ==========    ==========

Weighted average number of common shares outstanding:

  Primary                                                2,014,500     2,014,500
                                                        ==========    ==========

    See accompanying notes to consolidated financial statements (unaudited).

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                     FOR THE NINE MONTHS ENDED JULY 31, 1998
                                   (UNAUDITED)

                                           Common Stock        Additional                     Total
                                        -------------------      Paid-in    Accumulated   Stockholders'
                                         Shares     Amount       Capital      Deficit        Deficit
                                        ---------   -------    ----------   -----------   -------------
Balances at November 1, 1997            2,014,500   $   201   $   202,936   $(1,369,587)   $(1,166,450)
Net income for the nine months
  ended July 31, 1998                                                            47,081         47,081
                                        ---------   -------   -----------   -----------    -----------
Balances at July 31, 1998               2,014,500       201   $   202,936   $(1,322,506)   $(1,119,369)
                                        =========   =======   ===========   ===========    ===========

    See accompanying notes to consolidated financial statements (unaudited).

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE NINE MONTHS ENDED JULY 31,
                                   (UNAUDITED)

                                                           1998          1997
                                                         --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                               $ 47,081      $ 50,052
Adjustments to reconcile net income to net cash
  provided (consumed) by operating activities:
    Changes in assets and liabilities:
      Decrease in accounts payable and accrued
       expenses                                              (598)         (138)
      Decrease in amount due to affiliate                 (46,610)      (49,669)
                                                         --------      --------
Net cash flows provided (consumed) by operating
  activities                                                 (127)          245

CASH FLOWS FROM INVESTING ACTIVITIES                           --            --

CASH FLOWS FROM FINANCING ACTIVITIES                           --            --
                                                         --------      --------

Increase (decrease) in cash                                  (127)          245
Cash, beginning of period                                     516           313
                                                         --------      --------
Cash, end of period                                      $    389      $    558
                                                         ========      ========

    See accompanying notes to consolidated financial statements (unaudited).

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JULY 31, 1998

NOTE 1 - GENERAL

            The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim financial statements include all adjustments necessary in order to make the financial statements not misleading. The results of operations for the three and nine months ended July 31, 1998 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the financial statements and notes that are included in the company's annual report Form 10-KSB.

NOTE 2 - GOING CONCERN UNCERTAINTY

            The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company had a material working capital deficiency and an accumulated deficit at July 31, 1998. Additionally, the Company receives significant financial support from an affiliated entity, Air Brook Limousine, Inc. ("Air Limo"). Such support is essential to the Company's continuance.

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

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JULY 31, 1998

NOTE 4 - DUE TO AFFILIATE

            Air Limo has advanced a net total of $801,280 and $847,890, as of July 31, 1998 and October 31, 1997, respectively, directly to or on behalf of Abex to fund operations and liquidate liabilities. Such advances bear no interest and are payable on demand.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            Three and nine months ended July 31, 1998 compared to three and nine months ended July 31, 1997

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

            In conjunction with such agreements, the Registrant has generated revenue of $18,069 and $18,798 for the three months ended July 31, 1998 and 1997, respectively, and $51,705 and $53,743 for the nine months ended July 31, 1998, respectively.

            For the three and nine months ended July 31, 1998, the Company has generated net income in the amounts of $16,214 and $47,081, respectively, whereas for the three and nine months ended July 31, 1997 the company generated net income in the amounts of $17,319 and $50,052, respectively.

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