Form 10KSB40
period 1998-10-31
AIR BROOK AIRPORT EXPRESS INC
filed 1999-08-30
CIK 803097

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended October 31, 1998

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. YES |X| NO |_|

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

The aggregate market value of the voting stock held by non-affiliates of the Registrant at October 31, 1998 was approximately $31,250.

The number of shares of Registrant's Common Stock outstanding on October 31, 1998 was 2,014,500.

Revenue for the most recent fiscal year was $69,540.

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

Item 2. Properties

As of October 31, 1998, the Registrant maintained its principal executive offices at 115 West Passaic Street, Rochelle Park, New Jersey, on a rent free basis pursuant to a verbal agreement with Donald M. Petroski, the Registrant's President and principal shareholder.

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

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

(a) As of May 1, 1999, the Registrant's Common Stock is traded in the over-the-counter market. The range of high and low bid quotations, as reported by the National Quotation Bureau Incorporated, for the Registrant's securities through the three months ended October 31, 1998, is as follows:

                                                            Common Stock
                                                                 Bid
                                                            ------------
                                                            High    Low

Year Ended October 31, 1997

Three months ended January 31, 1997                         1/8     1/32
Three months ended April 30, 1997                           1/8     1/32
Three months ended July 31, 1997                            1/32    1/32
Three months ended October 31, 1997                         1/32    1/32

Year Ended October 31, 1998

Three months ended January 31, 1998                         1/32    1/32
Three months ended April 30, 1998                           1/32    1/32
Three months ended July 31, 1998                            1/16    1/32
Three months ended October 31, 1998                         1/32    1/32

(b) As of October 31, 1998, the approximate number of holders of record of the Registrant's Common Stock was 129.

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

In conjunction with these agreements, the Registrant has generated revenue of $69,540 and $71,529 for the years ended October 31, 1998 and 1997, respectively.

For the years ended October 31, 1998 and 1997, the Registrant's expenses amounted to $5,531 and $5,501, respectively. The Registrant's expenses are administrative in nature since all of the operational expenses are borne by the affiliate based on the agreements discussed above. General and administrative expenses increased to $5,531 for the year ended October 31, 1998 from $5,501 for the year ended October 31, 1997. This increase amounted to less than 1%.

As a result of assigning its operations to an affiliate, the Registrant has been able to generate net income of $64,009 and $66,028, respectively, for the years ended October 31, 1998 and 1997

Liquidity and Capital Resources

The Company's consolidated financial statements have been prepared assuming that it will continue as a going concern. As shown in the consolidated financial statements, at October 31, 1998 the Company had a working capital deficiency of $1,103,091 as well as an accumulated deficit of $1,305,578. The Company obtains its entire financial support from an affiliate which is under the common control of the Company's majority stockholder. These factors, among other things, raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue in operation.

Item 7. Consolidated Financial Statements.

Independent Auditors' Report                                      F-1

Consolidated balance sheet October 31, 1998                       F-2

Consolidated statements of income
For the years ended October 31, 1998 and 1997                     F-3

Consolidated statements changes in of stockholders' deficit
For the years ended October 31, 1998 and 1997                     F-4

Consolidated statements of cash flows
For the years ended October 31, 1998 and 1997                     F-5

Notes to consolidated financial statements                        F-6 - F-9

                        [LETTERHEAD OF ROBERT G. JEFFERY]

                          INDEPENDENT AUDITOR'S REPORT

To the Stockholders of
Air Brook Airport Express, Inc. and Subsidiary

I have audited the accompanying consolidated balance sheet of Air Brook Airport Express, Inc. and its wholly owned subsidiary ("the Company") as of October 31, 1998, and the related consolidated statements of income, stockholders' deficit, and cash flows for the years ended October 31, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audit.

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

In my opinion, based on my audit, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Air Brook Airport Express, Inc. and its wholly owned subsidiary as of October 31, 1998 and the results of their operations and their cash flows for the years ended October 31, 1998 and 1997 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, at October 31, 1998, the Company had a working capital deficiency of $1,103,091 as well as an accumulated deficit of $1,305,578. As more fully described in Notes 1 and 6, the Company obtains its entire financial support from an affiliate which is under the common control of the Company's majority stockholder. These factors among other things, also discussed in Notes 1 and 6 to the consolidated financial statements, raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue in operation.

Wayne, New Jersey
July 22, 1999


                                       F1

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                OCTOBER 31, 1998

ASSETS
Current assets:
  Cash                                                              $       346
                                                                    -----------
Total current assets                                                        346

Deposits                                                                    650
                                                                    -----------

Total assets                                                        $       996
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                                  $   314,913
  Accrued expenses                                                        4,215
  Due to affiliate                                                      784,309
                                                                    -----------

Total current liabilities                                             1,103,438
                                                                    -----------

Stockholders' deficiency:
Common stock, $.0001 par value: 98,800,000
authorized; 2,014,500 issued and outstanding                                201
Preferred stock, $.0001 par value:
1,200,000 shares authorized, none issued                                     --
Additional paid-in capital                                              202,936
Accumulated deficit                                                  (1,305,578)
                                                                    -----------

Total stockholders' deficiency                                       (1,102,441)
                                                                    -----------

Total liabilities and stockholders' deficiency                      $       996
                                                                    ===========

  The accompanying notes and accountant's audit report are an integral part of these financial statements.


                                       F2

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                         FOR THE YEARS ENDED OCTOBER 31

                                                            1998         1997
                                                         ----------   ----------

Revenue                                                  $   69,540   $   71,529

Expense:
   General, administrative and operating                      5,501        5,531
                                                         ----------   ----------
Total expenses                                                5,531        5,501
                                                         ----------   ----------

Net income                                               $   64,009   $   66,028
                                                         ==========   ==========
Income per common equivalent share:
Net income                                               $      .03   $      .03
                                                         ==========   ==========
Weighted average number of shares
outstanding:
Primary                                                   2,014,500    2,014,500
                                                         ==========   ==========

  The accompanying notes and accountant's audit report are an integral part of these financial statements.


                                       F3

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                  FOR THE YEARS ENDED OCTOBER 31, 1998 AND 1997

                                    Common Stock         Additional                     Total
                             -------------------------     Paid-in     Accumulated   Stockholders'
                                Shares        Amount       Capital       Deficit        Deficit
                             -----------   -----------   -----------   -----------   ------------
Balances, October 31, 1996     2,014,500   $       201   $   202,936   $(1,435,615)   $(1,232,478)

Net income, for the year
  ended October 31, 1997              --            --            --        66,028         66,028
                             -----------   -----------   -----------   -----------    -----------
Balances, October 31, 1997     2,014,500           201       202,936    (1,369,587)    (1,166,430)

Net income, for the year
  ended October 31, 1998              --            --            --        64,009         64,009
                             -----------   -----------   -----------   -----------    -----------
Balances, October 31, 1998     2,014,500   $       201   $   202,936   $(1,305,578)   $(1,102,441)
                             ===========   ===========   ===========   ===========    ===========

  The accompanying notes and accountant's audit report are an integral part of these financial statements.


                                       F4

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE YEARS ENDED OCTOBER 31

                                                         1998            1997
                                                       --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                             $ 64,009        $ 66,028
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Changes in current liabilities:
        Decrease in amount due to Affiliate             (63,581)        (65,687)
        Decrease in accrued expenses                       (598)           (138)
                                                       --------        --------
Net cash flows provided by operating activities            (170)            203

CASH FLOW FROM INVESTING ACTIVITIES                          --              --

CASH FLOW FROM FINANCING ACTIVITIES                          --              --
                                                       --------        --------

Increase (decrease) in cash                                (170)            203
Cash, beginning of period                                   516             313
                                                       --------        --------
Cash, end of period                                    $    346        $    516
                                                       ========        ========

  The accompanying notes and accountant's audit report are an integral part of these financial statements.


                                       F5

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 1998

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

            At October 31, 1998 and 1997, approximately twenty seven percent of the Company's outstanding common stock was owned by a publicly held Company.

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

NOTE 2      GOING CONCERN UNCERTAINTY

            The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company had a material working capital deficiency and an accumulated deficit at October 31, 1998. Additionally, the Company receives significant financial support and generates all of its revenue from an affiliated entity, Air Brook Limousine, Inc. ("Air Limo"), pursuant to agreements dated February 4, 1991 and May 1, 1993 (See Note 6). These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation with its affiliate.

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


                                       F6

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 1998

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


                                       F7

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 1998

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

NOTE 5      DUE TO AFFILIATE

            As of October 31, 1998, there was a balance due to Air Limo of $784,309, the net amount of advances made by Air Limo partially offset by earnings on the contracts for the operation of the two terminals. This balance bears no interest and is payable on demand.

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

NOTE 7      SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

            There were no noncash investing and financing activities during the years ended October 31, 1998 and 1997. There was no cash paid for interest or taxes during these years.


                                       F8

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 1998

NOTE 8      COMMITMENTS AND CONTINGENCIES

            a. Dependence on Affiliate

            Air Limo advances funds on behalf of the Company and its subsidiary to finance day to day operations. This arrangement could be terminated at any time by Air Limo, and these advances are due on demand. In addition, all Company revenue comes from commissions on revenue of the two facilities operated by Air Limo.

            b. Dependence on Lease Terms

            The Ridgewood terminal, which is operated by Air Limo, is leased by Abex on a month to month basis from the village of Ridgewood, New Jersey. This facility produced 90% of Company revenue during the year ended October 31, 1998. Termination of this lease would eliminate this revenue stream.

            The lease term of the Montvale facility ended in January, 1996. Since then it has been leased by Air Limo on a month to month basis.

NOTE 9      SUBSEQUENT EVENTS

            a. Issuance of Common Stock in Satisfaction of Past Due Liabilities

            The Company has committed to issue 136,000 shares of its common stock to settle a $204,913 past due account payable. On April 11, 1997, the Company agreed to issue 277,422 shares of its common stock to settle a $17,339 past due account payable. Neither of these blocks of stock has been issued, and the unpaid bills are included as liabilities

            b. Disputed Liability

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


                                       F9

Item 9. Directors and Executive Officers of the Registrant

Name                              Position                 Term-Served Since
----                              --------                 -----------------

Donald M. Petroski                President, Chief         July, 1988
                                  Financial Officer,
                                  Director

Jeffrey Petroski                  Secretary                August, 1989

Donald M. Petroski (60 years old) has been President, Chief Financial Officer and a Director of the Registrant since July 1988 when the Registrant acquired all of the outstanding stock of Abex, of which Mr. Petroski was the sole shareholder of Abex. Mr. Petroski has been involved in the ground transportation industry for over twenty seven (27) years, beginning in 1971 when he founded Air Limo of which he remains President.

Jeffrey Petroski (36 years old) has been Secretary of the Registrant since August, 1989. A graduate of Rutgers University, Mr. Petroski has been involved in the transportation industry for 14 years. Mr. Petroski is the son of Donald Petroski and also a Vice President of Air Limo, an affiliate of the Registrant.

The above officers and directors shall serve for a term of one year or until their successors have been elected.

Item 10. Executive Compensation

For the year ended October 31, 1998 no executive officers or directors of the registrant were paid or accrued remuneration in excess of $60,000.

No compensation has been or will be paid on account of services rendered by a director in such capacity other than for the reasonable expenses incurred in connection with the Registrant's business.

Item 11. Security Ownership of Certain Beneficial Owners and Management

      (a)   Security Ownership of Certain Beneficial Owners:

      Set forth below is certain information concerning persons/entities who are known by the Registrant to own beneficially more than 5% of the Registrant's Common Stock, $.0001 par value, on October 31, 1998:

                                  Amount and Nature
Name and Address                    of Beneficial               Percent
of Beneficial Owner                   Ownership               of Class (l)
-------------------                   ---------               ------------

Donald M. Petroski (2)                1,036,875                   51.4%
P.O. Box 123                          President
115 West Passaic Street
Rochelle Park, NJ

New America Group, Inc.                 550,500                   27.3%
513 Main Avenue
Bay Head, NJ

Rosary De Filippis Tobia                 50,000                    2.5%
513 Main Avenue
Bay Head, NJ (3).

(1) Based upon 2,014,500 shares of Common Stock outstanding as of October 31, 1998.

(2) Donald M. Petroski's shares include 1,010,000 shares owned by Mr. Petroski, 26,750 shares owned by his son, Jeffrey Petroski, and 125 shares owned by his wife, Barbara Petroski.

(3) Does not include an additional 65,000 shares held by related parties, over which Ms. Tobia disclaims any beneficial ownership (except for that which may nevertheless be attributed by operation of law despite such disclaimer).

(b)   Security Ownership of Management:

      Set forth below is certain information concerning the number and percentage of shares of Common Stock of the Registrant owned of record and beneficially by each officer and director of the Registrant and by all officers and directors as a group as of October 31, 1998.

                                                      Amount of    Percent of
                          Name and Address          of Beneficial     Class
Title of Class          of Beneficial Owner           Ownership        (1)
--------------          -------------------           ---------        ---
Common Stock            Donald M. Petroski            1,010,000        50.1%
$.0001 par value        President, Director

Common Stock            Jeffrey Petroski                 26,750         1.3%
$.0001 par value        Secretary                     ---------       -----

Total                                                 1,036,750        51.4%
                                                      =========       =====

(1) Based upon 2,014,500 shares of Common Stock outstanding as of October 31, 1998.

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

In November, 1988, Abex executed an agreement to acquire Central Transit Lines, Inc., ("CTL") by issuance of additional shares of common stock in exchange for 100% of the issued and outstanding common shares of CTL. CTL is a wholly owned subsidiary of Air Limo. The agreement provided for a transition period during which several contingencies had to be met before the acquisition became effective. The transaction was terminated in 1989. The agreement stipulated that if the acquisition was not consummated, Abex would be responsible to CTL for all reasonable costs associated with such transition period. Abex is indebted to CTL in the amount of $231,272 at October 31, 1998 and 1997 relating to costs associated with this transaction.

In addition to the above, as of October 31, 1998 and 1997 the Company and its subsidiary were obligated to Air Limo for advances in the amount of $553,037 and $616,618, respectively. These advances are made directly to or on behalf of the Company and Abex to fund operations and liquidate liabilities. Such advances bear no interest and are payable on demand.

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