Form 10QSB
period 1999-01-31
AIR BROOK AIRPORT EXPRESS INC
filed 1999-08-30
CIK 803097

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  January 31, 1999

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________________________

Commission File Number:  33-9218

                         Air Brook Airport Express, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                          22-2742564
-------------------------------                  -------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

115 West Passaic Street, Rochelle Park, New Jersey                07662
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 2,014,500 Shares as of January 31, 1999.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                                      INDEX

PART I - FINANCIAL INFORMATION:

      ITEM I - FINANCIAL STATEMENTS

            Consolidated Balance Sheets (Unaudited) January 31, 1999
            and October 31, 1998                                             1

            Consolidated Statements of Income (Unaudited) for the
            Three Months Ended January 31, 1999 and 1998                     2

            Consolidated Statement of Changes In Stockholders' Deficit
            (Unaudited) for the Three Months Ended January 31, 1999          3

            Consolidated Statements of Cash Flows (Unaudited) for the
            Three Months Ended January 31, 1999 and 1998                     4

            Notes to Consolidated Financial Statements (Unaudited)           5-6

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS                  7

PART II - OTHER INFORMATION                                                  8

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                      (Unaudited)
                                                      January 31,   October 31,
                                                          1999          1998
                                                      -----------   -----------
ASSETS
Current assets:
  Cash                                                $       303   $       346
                                                      -----------   -----------

     Total current assets                                     303           346

Deposits                                                      650           650
                                                      -----------   -----------

Total assets                                          $       953   $       996
                                                      ===========   ===========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                    $   314,913   $   314,913
  Accrued expenses                                          4,215         4,215
  Due to affiliates                                       768,146       784,309
                                                      -----------   -----------
     Total current liabilities                          1,087,274     1,103,437
                                                      -----------   -----------
Stockholders' deficit:
  Common stock, $.0001 par value: 98,800,000 shares
    authorized; 2,014,500 issued and outstanding              201           201
  Preferred stock, $.0001 par value:
    1,200,000 shares authorized; none issued                   --            --
  Additional paid-in capital                              202,936       202,936
  Accumulated deficit                                  (1,289,458)   (1,305,578)
                                                      -----------   -----------
      Total stockholders' deficit                      (1,086,321)   (1,102,441)
                                                      -----------   -----------
Total liabilities and stockholders' deficit           $       953   $       996
                                                      ===========   ===========

    See accompanying notes to consolidated financial statements (unaudited).

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                     FOR THE THREE MONTHS ENDED JANUARY 31,
                                   (UNAUDITED)

                                                           1999         1998
                                                        ----------   ----------
Revenue                                                 $   17,537   $   17,149

General, administrative and operating expenses               1,417          735
                                                        ----------   ----------

Net income                                              $   16,120       16,414
                                                        ==========   ==========
Income per common equivalent share:
  Net income                                            $      .01   $      .01
                                                        ==========   ==========
Weighted average number of common shares outstanding:

  Primary                                                2,014,500    2,014,500
                                                        ==========   ==========

    See accompanying notes to consolidated financial statements (unaudited).

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                   FOR THE THREE MONTHS ENDED JANUARY 31, 1999
                                   (UNAUDITED)

                                              Common Stock           Additional                     Total
                                        -------------------------     Paid-in     Accumulated   Stockholders'
                                           Shares        Amount       Capital       deficit        deficit
                                        -----------   -----------   -----------   -----------   ------------
Balances at November 1, 1998              2,014,500   $       201   $   202,936   $(1,305,578)   $(1,102,441)

Net income for the three months ended
January 31, 1999                                 --            --            --        16,120         16,120
                                        -----------   -----------   -----------   -----------    -----------
Balance at January 31, 1999               2,014,500   $       201   $   202,936   $(1,289,458)   $(1,086,321)
                                        ===========   ===========   ===========   ===========    ===========

    See accompanying notes to consolidated financial statements (unaudited).

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE THREE MONTHS ENDED JANUARY 31,
                                   (UNAUDITED)

                                                             1999        1998
                                                           --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income
Adjustments to reconcile net income to net cash
  used for operating activities:                           $ 16,120    $ 16,414
     Changes in assets and liabilities:
       Decrease in accounts payable and accrued expenses         --        (122)
       Decrease in amount due to affiliate                  (16,163)    (16,334)
                                                           --------    --------

Net cash flows used for operating activities                    (43)        (42)
                                                           --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES                             --          --

CASH FLOWS FROM FINANCING ACTIVITIES                             --          --
                                                           --------    --------
Decrease in cash                                                (43)        (42)
Cash, beginning of period                                       346         516
                                                           --------    --------
Cash, end of period                                        $    303    $    474
                                                           ========    ========

    See accompanying notes to consolidated financial statements (unaudited).

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                JANUARY 31, 1999

NOTE 1 - GENERAL

            The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim financial statements include all adjustments in order to make the financial statements not misleading. The results of operations for the three months ended January 31, 1999 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the financial statements and notes that are included in the Company's annual report Form 10-KSB.

NOTE - GOING CONCERN UNCERTAINTY

            The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going conern. As shown in the consolidated financial statements, the Company had a material working capital deficiency and an accumulated deficit at January 31, 1999. Additionally, the Company receives significant financial support from an affiliated entity, Air Brook Limousine Inc. ("Air Limo"). Such support is essential to the Company's continuance.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

      a. Pursuant to two 1991 agreements the Company's subsidiary, A.B. Park and Fly, Inc. ("Abex") transferred all of its transportation equipment and operating activities of a ground transportation facility in Ridgewood, New Jersey to its affiliate, Air Limo. Air Limo in return has agreed to pay Abex a fee equal to ten percent (10%) of gross collections for such facility.

      b. On May 1, 1993, Abex entered into an agreement with Air Limo whereas Air Limo opened and operates a second satellite terminal in the Borough of Montvale. Pursuant to the agreement, Air Limo bears all costs of operating the facility and pays Abex three percent (3%) of the gross receipts generated by the facility.

      c. On August 10, 1993, the Company entered into a agreement with Air Limo under which Air Limo will continue to advance funds on behalf of the Company and its subsidiary as long as Air Limo deems necessary and as long as Air Limo is financially able. Such advances are due on demand and Air Limo may terminate the agreement at any time.

      d. The Company's principal offices are in a building owned by its president. The Company occupies these offices on a month to month basis, free of charge.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                JANUARY 31, 1999

NOTE 4 - DUE TO AFFILIATE

            Air Limo has advanced a net total of $768,146 and $784,309, as of January 31, 1999 and October 31, 1998, respectively, directly to or on behalf of of Abex to fund operations and liquidate liabilities. Such advances bear no interest and are payable on demand.

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

            Three months ended January 31, 1999 compared to three months ended January 31, 1998

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

            In conjunction with such agreements, the Registrant has generated revenue of $17,537 and $17,149 for the three months ended January 31, 1999 and 1998, respectively.

            For the three months ended January 31, 1999 and 1998, the Company has generated net income in the amount of $16,120 and $16,414, respectively, since the Registrant's expenses are minimal.

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