Form 10QSB
period 1999-04-30
AIR BROOK AIRPORT EXPRESS INC
filed 1999-08-30
CIK 803097

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              FORM 10-QSB

[xx] QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended  April 30, 1999

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

Commission File Number: 33-9218

                         Air Brook Airport Express, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                         22-2742564
---------------------------------                     -------------------
(State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                     Identification No.)

115 West Passaic Street, Rochelle Park, New Jersey                    07662
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 2,014,500 Shares as of April 30, 1999.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                                      INDEX

PART I - FINANCIAL INFORMATION:

      ITEM 1 - FINANCIAL STATEMENTS

            Consolidated Balance Sheets (Unaudited) April
            30, 1999 and October 31, 1998                                    1

            Consolidated Statements of Income (Unaudited)
            for the Three Months Ended April 30, 1999 and 1998               2

            Consolidated Statements of Income (Unaudited)
            for the Six Months Ended April 30, 1999 and 1998                 3

            Consolidated Statement of Changes In
            Stockholders' Deficit (Unaudited) for the Six
            Months Ended April 30, 1999                                      4

            Consolidated Statements of Cash Flows
            (Unaudited) for the Six Months Ended April 30,
            1999 and 1998                                                    5

            Notes to Consolidated Financial Statements
            (Unaudited)                                                      6-7

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS                          8

PART II - OTHER INFORMATION                                                  9

             AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEETS

                                                    (Unaudited)
                                                     April 30,      October 31,
                                                       1999            1998
                                                    -----------     -----------

ASSETS
Current assets:
   Cash                                             $       274     $       346
                                                    -----------     -----------

       Total current assets                                 274             346

Deposits                                                    650             650
                                                    -----------     -----------

Total assets                                        $       924     $       996
                                                    ===========     ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                 $   314,913     $   314,913
   Accrued expenses                                       2,494           4,215
   Due to affiliates                                    754,444         784,309
                                                    -----------     -----------

       Total current liabilities                      1,071,851       1,103,437
                                                    -----------     -----------

Stockholders' deficit:
   Common stock, $.0001 par value:
    98,800,000 shares authorized;
    2,014,500 issued and outstanding                        201             201
   Preferred stock, $.0001 par value:
    1,200,000 shares authorized; none issued                 --              --
   Additional paid-in capital                           202,936         202,936
   Accumulated deficit                               (1,274,064)     (1,305,578)
                                                    -----------     -----------

       Total stockholders' deficit                   (1,070,927)     (1,102,441)
                                                    -----------     -----------
Total liabilities and stockholders' deficit         $       924     $       996
                                                    ===========     ===========

    See accompanying notes to consolidated financial statements (unaudited).

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED APRIL 30,
                                   (UNAUDITED)

                                                        1999            1998
                                                    -----------     -----------

Revenue                                             $    17,548     $    16,487

General, administrative and operating expenses            2,154           2,034
                                                    -----------     -----------

Net income                                          $    15,394     $    14,453
                                                    ===========     ===========

Income per common equivalent share:

   Net income                                       $       .01     $       .01
                                                    ===========     ===========

Weighted average number of common shares outstanding:

   Primary                                            2,014,500       2,014,500
                                                    ===========     ===========

    See accompanying notes to consolidated financial statements (unaudited).

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                       FOR THE SIX MONTHS ENDED APRIL 30,
                                   (UNAUDITED)

                                                        1999            1998
                                                    -----------     -----------

Revenue                                             $    35,085     $    33,636

General, administrative and operating expenses            3,571           2,769
                                                    -----------     -----------

Net income                                          $    31,514          30,867
                                                    ===========     ===========

Income per common equivalent share:

Net income                                          $       .02     $       .02
                                                    ===========     ===========

Weighted average number of common shares outstanding:

Primary                                               2,014,500       2,014,500
                                                    ===========     ===========

    See accompanying notes to consolidated financial statements (unaudited).

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                     FOR THE SIX MONTHS ENDED APRIL 30, 1999
                                   (UNAUDITED)

                                                  Common Stock           Additional                      Total
                                            ------------------------      Paid-in      Accumulated    Stockholders'
                                             Shares           Amount      Capital        deficit        deficit
                                            ---------         ------      --------     -----------     -----------
Balances at November 1, 1998                2,014,500         $ 201       $202,936     $(1,305,578)    $(1,102,441)
Net income for the six months ended
  April 30, 1999                                                                            31,514          31,514
                                            ---------         -----       --------     -----------     -----------
Balance at April 30, 1999                   2,014,500         $ 201       $202,936     $(1,274,064)    $(1,070,927)
                                            =========         =====       ========     ===========     ===========

    See accompanying notes to consolidated financial statements (unaudited).

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE SIX MONTHS ENDED APRIL 30,
                                   (UNAUDITED)

                                                             1999            1998
                                                         ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                               $     31,514    $     30,867
Adjustments to reconcile net income to net
 cash consumed by operating activities:
   Changes in assets and liabilities:
     Decrease in accounts payable and accrued expenses         (1,721)           (270)
     Decrease in amount due to affiliate                      (29,865)        (30,681)
                                                         ------------    ------------
Net cash flows used for operating activities                      (72)            (84)
                                                         ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES                               --              --

CASH FLOWS FROM FINANCING ACTIVITIES                               --              --
                                                         ------------    ------------

Decrease in cash                                                  (72)            (84)
Cash, beginning of period                                         346             516
                                                         ------------    ------------
Cash, end of period                                      $        274    $        432
                                                         ============    ============

    See accompanying notes to consolidated financial statements (unaudited).

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 APRIL 30, 1999

NOTE 1 - GENERAL

            The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim financial statements include all adjustments necessary in order to make the financial statements not misleading. The results of operations for the three and six months ended April 30, 1999 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the financial statements and notes that are included in the company's annual report Form 10-KSB.

NOTE 2 - GOING CONCERN UNCERTAINTY

            The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company had a material working capital deficiency and an accumulated deficit at April 30, 1999. Additionally, the Company receives significant financial support from an affiliated entity, Air Brook Limousine, Inc. ("Air Limo") pursuant to agreements dated February 4, 1991 and May 1, 1993. Such support is essential to the Company's continuance.

            These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

            The Company's present plans, the realization of which cannot be assured, to overcome these difficulties include but are not limited to the continuing effort to investigate business acquisition and merger opportunities.

NOTE 3 - RELATED PARTY TRANSACTIONS

      a. Pursuant to two 1991 agreements, Abex transferred all of its transportation equipment and operating activities of a ground transportation facility in Ridgewood, New Jersey to its affiliate, Air Limo. Air Limo in return has agreed to pay Abex a fee equal to ten percent (10%) of gross collections for such facility.

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

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 APRIL 30, 1999

NOTE 4 - DUE TO AFFILIATE

            Air Limo has advanced a total of $754,444 and $784,309, as of April 30, 1999 and October 31, 1998, respectively, directly to or on behalf of Abex to fund operations and/or liquidate liabilities. Such advances bear no interest and are payable on demand.

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

            c.    Dependence on Lease Terms

            The Ridgewood terminal which is operated by Air Limo is leased by Abex on a month to month basis from the village of Ridgewood, New Jersey. This facility produced 90% of Company revenue during the year ended October 31, 1998. Termination of this lease would eliminate this revenue stream. The lease term of Montvale facility ends in January 2001.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Three and six months ended April 30, 1999 compared to three and six months ended April 30, 1998

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

         In conjunction with such agreements, the Registrant has generated revenue of $17,548 and $16,487 for the three months ended April 30, 1999 and 1998, respectively, and $35,085 and $33,636 for the six months ended April 30, 1999 and 1998, respectively

         For the three and six months ended April 30, 1999, the Company has generated net income in the amount of $15,394 and $31,514, respectively whereas for the three and six months ended April 30, 1998 the Company generated net income in the amount of $14,453 and $30,867, respectively.

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