Form 10QSB
period 1999-07-31
AIR BROOK AIRPORT EXPRESS INC
filed 1999-09-09
CIK 803097

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1999
                               -------------

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ____________________

Commission File Number: 33-9218
                        -------

                         Air Brook Airport Express, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                              22-2742564
-------------------------------                              -------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

115 West Passaic Street, Rochelle Park, New Jersey                  07662
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

                                 (201) 843-6100
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

________________________________________________________________________________
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 2,014,500 Shares as of July 31, 1999.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                                      INDEX

PART I - FINANCIAL INFORMATION:

      ITEM 1 - FINANCIAL STATEMENTS

            Consolidated Balance Sheets (Unaudited) July 31, 1999
            and October 31, 1998                                               1

            Consolidated Statements of Income (Unaudited) for the
            Three Months Ended July 31, 1999 and 1998                          2

            Consolidated Statements of Income (Unaudited) for the
            Nine Months Ended July 31, 1999 and 1998                           3

            Consolidated Statement of Changes In Stockholders'
            Deficit (Unaudited) for the Nine Months Ended July 31, 1999        4

            Consolidated Statements of Cash Flows (Unaudited) for the
            Nine Months Ended July 31, 1999 and 1998                           5

            Notes to Consolidated Financial Statements (Unaudited)           6-7

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                         8

PART II - OTHER INFORMATION                                                    9

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                     (Unaudited)
                                                       July 31,      October 31,
                                                         1999           1998
                                                     -----------    -----------
ASSETS
Current assets:

      Cash                                           $       366    $       346
                                                     -----------    -----------

Total current assets                                         366            346

Deposits                                                     650            650
                                                     -----------    -----------

Total assets                                         $     1,016    $       996
                                                     -----------    -----------

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
      Accounts payable                               $   204,913    $   314,913
      Accrued expenses                                     2,494          4,215
      Due to affiliate                                   745,414        784,309
                                                     -----------    -----------

            Total current liabilities                    952,821      1,103,437
                                                     -----------    -----------

Stockholders' deficit:
      Common stock, $.0001 par value:
      98,800,000 shares authorized
      Shares issued and outstanding 2,014,500                201            201
      Preferred stock, $.0001 par value:
      1,200,000 shares authorized; none issued
      Additional paid-in capital                         202,936        202,936
      Accumulated deficit                             (1,154,942)    (1,305,578)
                                                     -----------    -----------
            Total stockholders' deficit                 (951,805)    (1,102,441)
                                                     -----------    -----------
Total liabilities and stockholders' deficit          $     1,016    $       996
                                                     -----------    -----------

    See accompanying notes to consolidated financial statements (unaudited).

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                       FOR THE THREE MONTHS ENDED JULY 31,
                                   (UNAUDITED)

                                                      1999               1998
                                                      ----               ----

Revenue                                            $    18,504       $    18,069

General, administrative and
operating expenses                                 $     1,882       $     1,855
Reversal of previously expensed
accounts payable                                      (102,500)               --
                                                   -----------       -----------

Net income                                         $   119,122       $    16,214
                                                   ===========       ===========

Income per common equivalent share:
Net income                                         $       .06       $       .01
                                                   ===========       ===========

Weighted average number of common
shares outstanding:

  Primary                                            2,014,500         2,014,500
                                                   ===========       ===========

    See accompanying notes to consolidated financial statements (unaudited).

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE NINE MONTHS ENDED JULY 31,
                                   (UNAUDITED)

                                                      1999               1998
                                                      ----               ----

Revenue                                            $    53,589       $    51,705

General, administrative and
operating expenses                                 $     5,453       $     4,624
Reversal of previously expensed
accounts payable                                      (102,500)               --
                                                   -----------       -----------

Net income                                         $   150,636       $    47,081
                                                   ===========       ===========

Income per common equivalent share:
Net income                                         $       .07       $       .02
                                                   ===========       ===========

Weighted average number of common
shares outstanding:

  Primary
                                                     2,014,500         2,014,500
                                                   ===========       ===========

    See accompanying notes to consolidated financial statements (unaudited).

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                     FOR THE NINE MONTHS ENDED JULY 31, 1999
                                   (UNAUDITED)

                                                                                      Additional                           Total
                                                          Common Stock                 Paid-in        Accumulated      Stockholders'
                                                     Shares           Amount           Capital          deficit           deficit
                                                   -----------      -----------      -----------      -----------       -----------
Balances at November 1, 1998                         2,014,500      $       201      $   202,936      $(1,305,578)      $(1,102,441)
Net income for the nine months ended
July 31, 1999                                                                                             150,636           150,636
                                                   -----------      -----------      -----------      -----------       -----------
Balance at July 31, 1999                             2,014,500      $       201      $   202,936      $(1,154,942)      $  (951,805)
                                                   ===========      ===========      ===========      ===========       ===========

    See accompanying notes to consolidated financial statements (unaudited).

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE NINE MONTHS ENDED JULY 31,
                                   (UNAUDITED)

                                                        1999             1998
                                                      ---------       ---------

Cash flows from operating activities:
  Net income                                          $ 150,636       $  47,081
  Adjustments to reconcile net
  income to net cash provided or
  (used) by operating activities:
    Earnings from settlement at less
    than recorded liability                            (102,500)             --
    Other changes in assets and
    liabilities:
    Accounts payable and accrued
    expenses                                             (9,221)           (598)
    Due to affiliate                                    (38,895)        (46,610)
                                                      ---------       ---------
Net cash flows provided or (used)
by operating activities                                      20            (127)

CASH FLOWS FROM INVESTING ACTIVITIES                         --              --
CASH FLOWS FROM FINANCING ACTIVITIES                         --              --

                                                      ---------       ---------
Decrease in cash                                             20            (127)

Cash, beginning of period                                   346             516
                                                      ---------       ---------

Cash, end of period                                   $     366       $     389
                                                      =========       =========

    See accompanying notes to consolidated financial statements (unaudited).

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JULY 31, 1999

NOTE 1 - GENERAL

            The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim financial statements include all adjustments necessary in order to make the financial statements not misleading. The results of operations for the three and nine months ended July 31, 1999 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the financial statements and notes that are included in the company's annual report Form 10-KSB.

NOTE 2 - GOING CONCERN UNCERTAINTY

            The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company had a material working capital deficiency and an accumulated deficit at July 31, 1999. Additionally, the Company receives significant financial support from an affiliated entity, Air Brook Limousine, Inc. ("Air Limo") pursuant to agreements dated February 4, 1991 and May 1, 1993. Such support is essential to the Company's continuance.

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

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JULY 31, 1999

NOTE 4 - DUE TO AFFILIATE

            Air Limo has advanced a total of $745,414 and $784,309, as of July 31, 1999 and October 31, 1998, respectively, directly to or on behalf of Abex to fund operations and/or liquidate liabilities. Such advances bear no interest and are payable on demand.

NOTE 5 - EXTRAORDINARY EVENTS

            During July, 1999 a $110,000 liability for professional services which had been previously included in accounts payable was settled for $7,500. This amount was paid by Air Limo on behalf of the Company. The $102,500 reversal of previously expensed accounts payable is included as a separate item on the statement of income

NOTE 6 - COMMITMENT AND CONTINGENCIES

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

            Three and nine months ended July 31, 1999 compared to three and nine months ended July 31, 1998

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

            In conjunction with such agreements, the Registrant has generated revenue of $18,504 and $18,069 for the three months ended July 31, 1999 and 1998, respectively, and $53,589 and $51,705 for the nine months ended July 31, 1999 and 1998, respectively.

            Several years ago the Company incurred an obligation for professional services, which it disputed. The obligation was expensed and included in accounts payable at the $110,000 amount which had been billed. This disputed obligation was settled in July 1999 for $7,500, which was paid on behalf of the Company by Air Limo.

            For the three and nine months ended July 31, 1999, the Company has generated net income in the amount of $119,122 and $150,636, respectively, including the reversal of expenses previously recorded in accounts payable of $102,500, whereas for the three and nine months ended July 31, 1998 the Company generated net income in the amount of $16,214 and $47,081, respectively.

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


                                           Air Brook Airport Express, Inc.
                                           -------------------------------
                                           (Registrant)


September 8, 1999                          /s/ Donald M. Petroski
-----------------                          ----------------------
Date                                       Donald M. Petroski,
                                           President, Director and Chief
                                           Financial Officer