Form 10KSB40
period 1999-10-31
AIR BROOK AIRPORT EXPRESS INC
filed 2000-01-31
CIK 803097

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended October 31, 1999

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from __________________ to _____________________

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant at October 31, 1999 was approximately $610,328.

The number of shares of Registrant's Common Stock outstanding on October 31, 1999 was 2,014,500.

Revenue for the most recent fiscal year was $71,837.

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

On February 4, 1991, Abex transferred all of the operating activities of its Ridgewood Satellite Terminal to an affiliate, Air Brook Limousine, Inc. ("Air Limo"). On July 1, 1991, Abex transferred all of its transportation equipment to Air Limo. The majority stockholder of Air Limo is also the majority stockholder and President of the Company. Air Limo, in return, agreed to pay Abex a fee equal to ten percent (10%) of the gross collections of such Satellite Terminal. The current lease agreement, between Air Limo and the Village of Ridgewood, covered an initial term which ended January 1, 1999, with options for six additional one year terms.

During May, 1993, Air Limo, through a license agreement with the New Jersey Highway Authority (the "Authority"), opened a second Satellite Terminal located in the Borough of Montvale. The license agreement included a lease agreement between Air Limo and the Authority for a period of three years from February 1, 1993 to January 31, 1996. The license agreement has been extended to January 31, 2001. As consideration for the use of the Satellite Terminal, Air Limo pays the Authority twelve and one half percent (12 1/2%) of the gross sales. Abex receives from Air Limo a three percent (3%) fee of the gross collections from this site.

The Satellite Terminals

Ridgewood

The Satellite Terminal is located on New Jersey Route 17, approximately 35 miles north of Newark Airport. The Satellite Terminal grounds include parking for approximately 99 cars as well as a 600 square foot climate controlled ticket office and waiting area. The Satellite Terminal operates on a 7 day a week, 20 hours per day, basis and provides direct bus service to and from Newark International Airport every 30 minutes in the most active pick up periods during the week, and hourly in other periods and on weekends.

Montvale

The second Satellite Terminal is located on the Garden State Parkway at the Montvale Rest Area. The Terminal is located in the Parkway's Transportation Center, which is also occupied by Airline Ticket Counters. The Montvale Satellite Terminal is open 20 hours per day, 7 days a week, and provides transportation to and from Newark International Airport.

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

Item 2. Properties

As of October 31, 1999, the Registrant maintained its principal executive offices at 115 West Passaic Street, Rochelle Park, New Jersey, on a rent free basis pursuant to a verbal agreement with Donald M. Petroski, the Registrant's President and principal shareholder.

Item 3. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the last quarter of the period covered by this report.

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

(a) As of October 31, 1999, the Registrant's Common Stock is traded in the over-the-counter market. The range of high and low bid quotations, as reported by the National Quotation Bureau Incorporated, for the Registrant's securities through the three months ended October 31, 1999, is as follows:

                                                            Common Stock
                                                                 Bid
                                                            -------------
                                                            High      Low

Year Ended October 31, 1998
---------------------------

Three months ended January 31, 1998                         1/32      1/32
Three months ended April 30, 1998                           1/32      1/32
Three months ended July 31, 1998                            1/16      1/32
Three months ended October 31, 1998                         1/32      1/32

Year Ended October 31, 1999
---------------------------
Three months ended January 31, 1999                         5/32      1/32
Three months ended April 30, 1999                           7/32      1/16
Three months ended July 31, 1999                            17/32     1/16
Three months ended October 31, 1999                         5/8       5/8

(b) As of October 31, 1999, the approximate number of holders of record of the Registrant's Common Stock was 131.

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

In conjunction with these agreements, the Registrant has generated revenue of $71,837 and $69,540 for the years ended October 31, 1999 and 1998, respectively.

For the years ended October 31, 1999 and 1998, the Registrant's expenses amounted to $8,523 and $5,531, respectively. In addition, during July 1999 a $110,000 liability for professional services, which had previously been expensed and included in accounts payable, was settled for $7,500. The resultant $102,500 reversal of this previously expensed liability is included as a separate item on the statement of income. The Registrant's expenses are administrative in nature since all of the operational expenses are borne by the affiliate based on the agreements discussed above. General and administrative expenses increased to $8,523 for the year ended October 31, 1999 from $5,531 for the year ended October 31, 1998. This increase amounted to 54%.

As a result of assigning its operations to an affiliate, the Registrant has been able to generate net income of $165,814 and $64,009, respectively, for the years ended October 31, 1999 and 1998.

Liquidity and Capital Resources

The Company's consolidated financial statements have been prepared assuming that it will continue as a going concern. As shown in the consolidated financial statements, at October 31, 1999 the Company had a working capital deficiency of $937,277 as well as an accumulated deficit of $1,139,764. The Company obtains its entire financial support from an affiliate which is under the common control of the Company's majority stockholder. These factors, among other things, raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue in operation.

Item 7. Consolidated Financial Statements

Independent Auditors' Report                                          F-1

Consolidated balance sheet
October 31, 1999                                                      F-2

Consolidated statements of income
For the years ended October 31, 1999 and 1998                         F-3

Consolidated statements of changes in  stockholders' deficit
For the years ended October 31, 1999 and 1998                         F-4

Consolidated statements of cash flows
For the years ended October 31, 1999 and 1998                         F-5

Notes to consolidated financial statements                            F-6 - F-9

                          INDEPENDENT AUDITOR'S REPORT

To the Stockholders of
Air Brook Airport Express, Inc. and Subsidiary

I have audited the accompanying consolidated balance sheet of Air Brook Airport Express, Inc. and its wholly owned subsidiary ("the Company") as of October 31, 1999, and the related consolidated statements of income, stockholders' deficit, and cash flows for the years ended October 31, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audit.

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

In my opinion, based on my audit, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Air Brook Airport Express, Inc. and its wholly owned subsidiary as of October 31, 1999 and the results of their operations and their cash flows for the years ended October 31, 1999 and 1998 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, at October 31, 1999, the Company had a working capital deficiency of $937,277 as well as an accumulated deficit of $1,139,764. As more fully described in Notes 1 and 5, the Company obtains its entire financial support from an affiliate which is under the common control of the Company's majority stockholder. These factors among other things, also discussed in Notes 1 and 6 to the consolidated financial statements, raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue in operation.

Wayne, New Jersey
January 25, 2000


                                       F1

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                OCTOBER 31, 1999

ASSETS

Current assets:
     Cash                                                           $       323
                                                                    -----------
Total current assets                                                        323

Deposits                                                                    650
                                                                    -----------
Total assets                                                        $       973
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable                                               $   204,913
     Accrued expenses                                                     2,214
     Due to affiliate                                                   730,473
                                                                    -----------

Total current liabilities                                               937,600
                                                                    -----------

Stockholders' deficit:
Common stock, $.0001 par value: 98,800,000 shares
authorized;
2,014,500 issued and outstanding                                            201
Preferred stock, $.0001 par value:
1,200,000 shares authorized; none issued
Additional paid-in capital                                              202,936
Accumulated deficit                                                  (1,139,764)
                                                                    -----------

Total stockholders' deficit                                            (936,627)
                                                                    -----------
Total liabilities and stockholders' deficit                         $       973
                                                                    ===========

          The accompanying notes and accountant's audit report are an integral part of these financial statements.


                                       F2

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                         FOR THE YEARS ENDED OCTOBER 31

                                                             1999           1998
                                                             ----           ----
Revenue                                               $    71,837    $    69,540
Expenses:
   General, administrative and operating                    8,523          5,531
   Reversal of liability previously expensed             (102,500)            --
                                                      -----------    -----------
Total expenses                                            (93,977)         5,531
                                                      -----------    -----------
Net income                                            $   165,814    $    64,009
                                                      ===========    ===========
Income per common equivalent share:
Net income                                            $       .08    $       .03
                                                      ===========    ===========
Weighted average number of shares outstanding:
Primary                                                 2,014,500      2,014,500

              The accompanying notes and accountant's audit report are an integral part of these financial statements.


                                       F3

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                  FOR THE YEARS ENDED OCTOBER 31, 1999 AND 1998

                                             Common       Additional                    Total
                                             Stock         Paid-in     Accumulated   Stockholders'
                                Shares       Amount        Capital       Deficit      Deficiency
                             -----------   -----------   -----------   -----------    -----------
Balances, October 31, 1997     2,014,500   $       201   $   202,936   $(1,369,587)   $(1,166,450)
Net income, for the year
   ended October 31, 1998                                                   64,009         64,009
                             -----------   -----------   -----------   -----------    -----------
Balances, October 31, 1998     2,014,500           201       202,936    (1,305,578)    (1,102,441)
Net income, for the year
   ended October 31, 1999                                                  165,814        165,814
                             -----------   -----------   -----------   -----------    -----------
Balances, October 31, 1999     2,014,500   $       201   $   202,936   $(1,139,764)   $  (936,627)
                             ===========   ===========   ===========   ===========    ===========

              The accompanying notes and accountant's audit report are an integral part of these financial statements.


                                       F4

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE YEARS ENDED OCTOBER 31

                                                                     1999         1998
                                                                     ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                      $ 165,814    $  64,009
Adjustments to reconcile net income
   to net cash consumed by operating activities:
     Earnings from settlement at less than recorded liability    (102,500)          --
     Changes in current liabilities:
       Decrease in amount due to Affiliate                        (53,836)     (63,581)
       Decrease in accounts payable and accrued expenses           (9,501)        (598)
                                                                ---------    ---------
Net cash flows consumed by operating activities                       (23)        (170)

CASH FLOWS FROM INVESTING ACTIVITIES                                   --           --

CASH FLOWS FROM FINANCING ACTIVITIES                                   --           --
                                                                ---------    ---------
Decrease in cash                                                      (23)        (170)
Cash, beginning of period                                             346          516
                                                                ---------    ---------
Cash, end of period                                             $     323    $     346
                                                                =========    =========

              The accompanying notes and accountant's audit report are an integral part of these financial statements.


                                       F5

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 1999

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

            At October 31, 1999 and 1998, approximately twenty seven percent of the Company's outstanding common stock was owned by a publicly held Company.

            BUSINESS

            The Company continues to seek business acquisitions, but its primary activities are the realization of commissions from the operation by an affiliate of two airport ground transportation terminals in Bergen County. These terminal operations transport passengers to and from Newark Airport. The Company is dependent on this affiliate for its revenue and for the financing of day to day operations. These arrangements are described in Notes 4 and 8.

NOTE 2 GOING CONCERN UNCERTAINTY

            The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company had a material working capital deficiency and an accumulated deficit at October 31, 1999. Additionally, the Company receives significant financial support and generates all of its revenue from an affiliated entity, Air Brook Limousine, Inc. ("Air Limo"), pursuant to agreements dated February 4, 1991 and May 1, 1993 (See Note 5). These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation with its affiliate.

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


                                       F6

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 1999

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


                                       F7

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 1999

NOTE 4 RELATED PARTY TRANSACTIONS

            Pursuant to two 1991 agreements, Abex transferred all of its transportation equipment and the operating activities of a ground transportation facility in Ridgewood, New Jersey to its affiliate, Air Limo. Air Limo in return has agreed to pays Abex a fee equal to ten percent (10%) of gross collections from such facility.

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

NOTE 5 DUE TO AFFILIATE

            As of October 31, 1999, there was a balance due to Air Limo of $730,473, the net amount of advances made by Air Limo partially offset by earnings on the contracts for the operation of the two terminals. This balance bears no interest and is payable on demand.

NOTE 6 INCOME TAXES

            The Company and its subsidiary have each experienced significant net operating losses in previous years. These totaled $1,203,078 at October 31, 1998. These losses can be deducted as net operating losses in any year in which the companies have taxable income. Under Statement of Financial Accounting Standards No. 109 recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. The Company has not recognized any deferred tax assets.

NOTE 7 SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

            There were no noncash investing and financing activities during the years ended October 31, 1999 and 1998. There was no cash paid for interest or taxes during these years.


                                       F8

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 1999

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

            b. Dependence on Lease Terms

            The Ridgewood terminal, which is operated by Air Limo, is leased by Air Limo from the village of Ridgewood, New Jersey. This facility produced 89% of Company revenue during the year ended October 31, 1999. The initial lease term expired January 1, 1999; it allows six renewal options for one year terms..

            The lease term of the Montvale facility ends January 31, 2001.

NOTE 9 EXTRAORDINARY EVENTS

            During July 1999 a $110,000 liability for professional services which had previously been expensed and included in accounts payable was settled for $7,500. The $102,500 reversal of previously expensed accounts payable is included as a separate item on the statement of income.

NOTE 10 SUBSEQUENT EVENTS

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


                                       F9

Item 9. Directors and Executive Officers of the Registrant

Name                           Position                Term-Served Since
----                           --------                -----------------

Donald M. Petroski             President, Chief        July, 1988
                               Financial Officer,
                               Director

Jeffrey M. Petroski            Secretary               August, 1989

Donald M. Petroski (61 years old) has been President, Chief Financial Officer and a Director of the Registrant since July 1988 when the Registrant acquired all of the outstanding stock of Abex, of which Mr. Petroski was the sole shareholder. Mr. Petroski has been involved in the ground transportation industry for over twenty eight (28) years, beginning in 1971 when he founded Air Limo of which he remains President.

Jeffrey M. Petroski (37 years old) has been Secretary of the Registrant since August, 1989. A graduate of Rutgers University, Mr. Petroski has been involved in the transportation industry for 15 years. Mr. Petroski is the son of Donald Petroski and also a Vice President of Air Limo, an affiliate of the Registrant.

The above officers and directors shall serve for a term of one year or until their successors have been elected.

Item 10. Executive Compensation

For the year ended October 31, 1999 no executive officers or directors of the registrant were paid or accrued remuneration in excess of $60,000.

No compensation has been or will be paid on account of services rendered by a director in such capacity other than for the reasonable expenses incurred in connection with the Registrant's business.

Item 11. Security Ownership of Certain Beneficial Owners and Management

(a)   Security Ownership of Certain Beneficial Owners:

      Set forth below is certain information concerning persons/entities who are known by the Registrant to own beneficially more than 5% of the Registrant's Common Stock, $.0001 par value, on October 31, 1999:

                                  Amount and Nature
Name and Address                   of Beneficial              Percent
of Beneficial Owner                   Ownership               of Class (l)
-------------------                   ---------               ------------

Donald M. Petroski (2)                1,037,975                  51.5%
P.O. Box 123                          President
115 West Passaic Street
Rochelle Park, NJ

New America Group, Inc.                 550,500                  27.3%
513 Main Avenue
Bay Head, NJ

Rosary De Filippis Tobia                 50,000                   2.5%
513 Main Avenue
Bay Head, NJ (3)

(1) Based upon 2,014,500 shares of Common Stock outstanding as of October 31, 1999.

(2) Donald M. Petroski's shares include 1,010,000 shares owned by Mr. Petroski, 27,850 shares owned by his son, Jeffrey M. Petroski, and 125 shares owned by his wife, Barbara Petroski.

(3) Does not include an additional 65,000 shares held by related parties, over which Ms. Tobia disclaims any beneficial ownership (except for that which may nevertheless be attributed by operation of law despite such disclaimer).

(b)   Security Ownership of Management:

      Set forth below is certain information concerning the number and percentage of shares of Common Stock of the Registrant owned of record and beneficially by each officer and director of the Registrant and by all officers and directors as a group as of October 31, 1999.

                            Name and Address      Amount of      Percent of
                             of Beneficial      of Beneficial      Class
Title of Class                  Owner             Ownership         (1)
--------------                  -----             ---------         ---
Common Stock             Donald M. Petroski       1,010,000        50.1%
$.0001 par value         President, Director


Common Stock             Jeffrey M. Petroski         27,850         1.4%
$.0001 par value         Secretary                ---------        ----

Total                                             1,037,850        51.5%
                                                  =========        ====

(1) Based upon 2,014,500 shares of Common Stock outstanding as of October 31, 1999.

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

In November, 1988, Abex executed an agreement to acquire Central Transit Lines, Inc. ("CTL"), by issuance of additional shares of common stock in exchange for 100% of the issued and outstanding common shares of CTL. CTL is a wholly owned subsidiary of Air Limo. The agreement provided for a transition period during which several contingencies had to be met before the acquisition became effective. The transaction was terminated in 1989. The agreement stipulated that if the acquisition was not consummated, Abex would be responsible to CTL for all reasonable costs associated with such transition period. Abex is indebted to CTL in the amount of $231,272 at October 31, 1999 and 1998 relating to costs associated with this transaction.

In addition to the above, as of October 31, 1999 the Company and its subsidiary were obligated to Air Limo for advances in the amount of $499,201 and $553,037, respectively. These advances are made directly to or on behalf of the Company and Abex to fund operations and liquidate liabilities. Such advances bear no interest and are payable on demand.

Part IV

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8K

All other schedules required by Regulation S-B are omitted because they are not applicable or the required information is included in the financial statements or the notes thereto.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             AIR BROOK AIRPORT EXPRESS, INC., AND SUBSIDIARY (Registrant)


Dated: January 25, 2000      By:/Donald M. Petroski
                             -----------------------------------------------
                             DONALD M. PETROSKI
                             President


                             By:/Donald M. Petroski
                             -----------------------------------------------
                             DONALD M. PETROSKI
                             Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


January 25, 2000             /Donald M. Petroski
                             -----------------------------------------------
                             DONALD M. PETROSKI, President,
                             Chief Financial Officer and Director


January 25, 2000             /Jeffrey M. Petroski
                             -----------------------------------------------
                             JEFFREY M. PETROSKI, Secretary