Form 10QSB
period 2000-01-31
AIR BROOK AIRPORT EXPRESS INC
filed 2000-03-13
CIK 803097

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2000

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 2,014,500 Shares as of January 31, 2000.

              AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY INDEX

PART I - FINANCIAL INFORMATION:

      ITEM 1 - FINANCIAL STATEMENTS

            Consolidated Balance Sheets (Unaudited) January 31, 2000
            and October 31, 1999                                           1

            Consolidated Statements of Income (Unaudited) for the
            Three Months Ended January 31, 2000 and 1999                   2

            Consolidated Statement of Changes In Stockholders' Deficit
            (Unaudited) for the Three Months Ended January 31, 2000        3

            Consolidated Statements of Cash Flows (Unaudited) for the
            Three Months Ended January 31, 2000 and 1999                   4

            Notes to Consolidated Financial Statements (Unaudited)         5-6

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS                                  7

PART II - OTHER INFORMATION                                                8

            AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEETS

                                                                   (Unaudited)
                                                                   January 31,    October 31,
                                                                       2000           1999
                                                                       ----           ----
ASSETS
Current assets:
   Cash                                                            $       279    $       323
                                                                   -----------    -----------

      Total current assets                                                 279            323

Deposits                                                                   650            650
                                                                   -----------    -----------

Total assets                                                       $       929    $       973
                                                                   -----------    -----------

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                                $   204,913    $   204,913
   Accrued expenses                                                      1,939          2,214
   Due to affiliate                                                    735,651        730,473
                                                                   -----------    -----------

      Total current liabilities                                        942,503        937,600
                                                                   -----------    -----------

Stockholders' deficit:
   Common stock, $.0001 par value: 98,800,000 shares authorized;
   2,014,500 issued and outstanding                                        201            201
   Preferred stock, $.0001 par value:
   1,200,000 shares authorized; none issued
   Additional paid-in capital                                          202,936        202,936
   Accumulated deficit                                              (1,144,711)    (1,139,764)
                                                                   -----------    -----------

      Total stockholders' deficit                                     (941,574)      (936,627)
                                                                   -----------    -----------

Total liabilities and stockholders' deficit                        $       929    $       973
                                                                   -----------    -----------

    See accompanying notes to consolidated financial statements (unaudited).

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                     FOR THE THREE MONTHS ENDED JANUARY 31,
                                   (UNAUDITED)

                                                           2000          1999
                                                           ----          ----
Revenue                                                $    17,653   $    17,537

General, administrative and operating expenses         $     5,100   $     1,417
Non-recurring accounting expenses                           17,500            --
                                                       -----------   -----------

Net income/(loss)                                      $    (4,947)  $    16,120
                                                       ===========   ===========

Income/(loss) per common equivalent share:
 Net income/(loss)                                     $       .00   $       .01
                                                       ===========   ===========

Weighted average number of common shares outstanding:
 Primary                                                 2,014,500     2,014,500
                                                       ===========   ===========

    See accompanying notes to consolidated financial statements (unaudited).

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                   FOR THE THREE MONTHS ENDED JANUARY 31, 2000
                                   (UNAUDITED)

                                             Common Stock         Additional                      Total
                                             ------------           Paid-in     Accumulated   Stockholders'
                                         Shares        Amount       Capital       deficit        deficit
                                         ------        ------       -------       -------        -------
Balances at November 1, 1999            2,014,500   $       201   $   202,936   $(1,139,764)   $  (936,627)
Net loss for the three months ended
January 31, 2000                                ~             ~             ~        (4,947)        (4,947)
                                      -----------   -----------   -----------   -----------    -----------
Balance at January 31, 2000             2,014,500   $       201   $   202,936   $(1,144,711)   $  (941,574)
                                      ===========   ===========   ===========   ===========    ===========

    See accompanying notes to consolidated financial statements (unaudited).

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE THREE MONTHS ENDED JANUARY 31,
                                   (UNAUDITED)

                                                                            2000        1999
                                                                            ----        ----
Cash flows from operating activities:
  Net income/(loss)                                                       $ (4,947)   $ 16,120
  Adjustments to reconcile net income to net cash consumed by operating activities:
      Changes in assets and liabilities:
         Decrease in accounts payable and accrued expenses                    (275)         --
         Increase/(decrease) in amount due to affiliate                      5,178     (16,163)
                                                                          --------    --------
Net cash consumed by operating activities                                      (44)        (43)

CASH FLOWS FROM INVESTING ACTIVITIES                                            --          --

CASH FLOWS FROM FINANCING ACTIVITIES                                            --          --
                                                                          --------    --------
Decrease in cash                                                               (44)        (43)

Cash, beginning of period                                                      323         346
                                                                          --------    --------

Cash, end of period                                                       $    279    $    303

    See accompanying notes to consolidated financial statements (unaudited).

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                JANUARY 31, 2000

NOTE 1 - GENERAL

            The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim financial statements include all adjustments necessary in order to make the financial statements not misleading. The results of operations for the three months ended January 31, 2000 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the financial statements and notes that are included in the Company's annual report Form 10-KSB.

NOTE 2 - GOING CONCERN UNCERTAINTY

            The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company had a material working capital deficiency and an accumulated deficit at January 31, 2000. Additionally, the Company receives significant financial support from an affiliated entity, Air Brook Limousine, Inc. ("Air Limo") pursuant to agreements. Such support is essential to the Company's continuance.

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

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                JANUARY 31, 2000

NOTE 4 - DUE TO AFFILIATE

            Air Limo has advanced a net total of $735,651 and $730,473, as of January 31, 2000 and October 31, 1999, respectively, directly to or on behalf of Abex to fund operations and liquidate liabilities. Such advances bear no interest and are payable on demand.

NOTE 5 - NON-RECURRING EVENTS

            During January, 2000 a $17,500 liability was paid by Air Limo on behalf of the Company. This amount was incurred for professional accounting services required to update company reporting in compliance with SEC reporting. This non-recurring expense is included as a separate item on the statement of income.

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

            c.    Dependence on Lease Terms

            The Ridgewood terminal, which is operated by Air Limo, is leased by Abex from the Village of Ridgewood, New Jersey. This facility produced 89% of Company revenue during the year ended October 31, 1999. The initial lease term expired January 1, 1999; it allows six renewal options for one year terms.

            The lease term of Montvale facility ends in January 2001.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            Three months ended January 31, 2000 compared to three months ended January 31, 1999

            Pursuant to an agreement signed on February 4, 1991, the Company transferred all of its operating activities for its satellite terminal located in Ridgewood, New Jersey and, on July 1, 1991 its transportation equipment, to Air Brook Limousine, Inc. ("Air Limo"). Air Limo in return pays the Company a fee equal to ten percent (10%) of gross collections from such terminal.

            On May 1, 1993, the Company entered into an agreement with Air Limo in which Air Limo agreed to open and operate a second satellite terminal located in the borough of Montvale, New Jersey. Pursuant to the agreement, Air Limo bears all costs of operating such terminal and pays the Company three percent (3%) of Air Limo's gross receipts from such terminal.

            On August 10, 1993, the Company entered into an agreement with Air Limo which stipulates that Air Limo will fund the Company's operations for as long as Air Limo deems necessary and as long as Air Limo is financially able. Such advances are due on demand. Air Limo may terminate such agreement at any time at its own discretion.

            In conjunction with such agreements, the Registrant has generated revenue of $17,653 and $17,537 for the three months ended January 31, 2000 and 1999, respectively.

            During January, 2000 a $17,500 liability was paid by Air Limo on behalf of the Company. This amount was incurred for professional accounting services required to update company reporting in compliance with SEC reporting. This non-recurring expense is included as a separate item on the statement of income.

            For the three months ended January 31, 2000, the Company has generated a net loss in the amount of $4,947, including the non-recurring accounting charge of $17,500 noted above, whereas for the three months ended January 31, 1999 the Company generated net income in the amount of $16,120.

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


                                    Air Brook Airport Express, Inc.
                                    -------------------------------
                                    (Registrant)


March 8, 2000                       Donald M. Petroski
----------------------              ------------------
Date                                Donald M. Petroski,
                                    President, Director and Chief
                                    Financial Officer