Form 10QSB
period 2000-04-30
AIR BROOK AIRPORT EXPRESS INC
filed 2000-06-14
CIK 803097

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              April 30, 2000
                              --------------------------------------------------

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------     ----------------------

Commission File Number:                    33-9218
                        --------------------------------------------------------

                         Air Brook Airport Express, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                       22-2742564
--------------------------------------            ------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification No.)

115 West Passaic Street, Rochelle Park, New Jersey                         07662
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                                 (201) 843-6100
-------------------------------------------------------------------------------
(Registrant's telephone number, including area code)

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

                                                                  Yes |_| No |_|


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 2,014,500 shares as of April 30, 2000.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                                      INDEX

PART I - FINANCIAL INFORMATION:

      ITEM 1 - FINANCIAL STATEMENTS

            Consolidated Balance Sheets (Unaudited) April 30, 2000
            and October 31, 1999                                             1

            Consolidated Statements of Income (Unaudited) for the
            Three Months Ended April 30, 2000 and 1999                       2

            Consolidated Statements of Income (Unaudited) for the
            Six Months Ended April 30, 2000 and 1999                         3

            Consolidated Statement of Changes In Stockholders' Deficit
            (Unaudited) for the Six Months Ended April 30, 2000              4

            Consolidated Statements of Cash Flows (Unaudited) for the
            Six Months Ended April 30, 2000 and 1999                         5

            Notes to Consolidated Financial Statements (Unaudited)           6-7

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS                                    8

PART II - OTHER INFORMATION                                                  9

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                           (Unaudited)
                                                            April 30,     October 31,
                                                               2000           1999
                                                           -----------    -----------
ASSETS
Current assets:
   Cash                                                    $       235    $       323
                                                           -----------    -----------

        Total current assets                                       235            323

Deposits                                                           650            650
                                                           -----------    -----------

Total assets                                               $       885    $       973
                                                           -----------    -----------

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                        $   204,913    $   204,913
   Accrued expenses                                              1,594          2,214
   Due to affiliate                                            721,471        730,473
                                                           -----------    -----------

        Total current liabilities                              927,978        937,600
                                                           -----------    -----------

Stockholders' deficit:
   Common stock, $.0001 par value: 98,800,000
     shares authorized; 2,014,500 issued and outstanding           201            201
   Preferred stock, $.0001 par value:
     1,200,000 shares authorized; none issued                       --             --
   Additional paid-in capital                                  202,936        202,936
   Accumulated deficit                                      (1,130,230)    (1,139,764)
                                                           -----------    -----------
        Total stockholders' deficit                           (927,093)      (936,627)
                                                           -----------    -----------
Total liabilities and stockholders' deficit                $       885    $       973
                                                           ===========    ===========

    See accompanying notes to consolidated financial statements (unaudited).

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                      FOR THE THREE MONTHS ENDED APRIL 30,
                                   (UNAUDITED)

                                                            2000         1999
                                                            ----         ----

Revenue                                                  $   16,483   $   17,548

General, administrative and operating expenses                2,001        2,154
                                                         ----------   ----------

Net income                                               $   14,482   $   15,394
                                                         ==========   ==========

Income per common equivalent share:
     Net income                                          $      .01   $      .01
                                                         ==========   ==========

Weighted average number of common shares outstanding:
     Primary                                              2,014,500    2,014,500
                                                         ==========   ==========

    See accompanying notes to consolidated financial statements (unaudited).

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                       FOR THE SIX MONTHS ENDED APRIL 30,
                                   (UNAUDITED)

                                                            2000         1999
                                                            ----         ----

Revenue                                                  $   34,136   $   35,085

General, administrative and operating expenses                7,102        3,571
Non-recurring accounting expenses                            17,500        - 0 -
                                                         ----------   ----------

     Total Expenses                                          24,602        3,571
                                                         ----------   ----------

Net income                                               $    9,534   $   31,514
                                                         ==========   ==========

Income per common equivalent share:

     Net income                                          $      .00   $      .02
                                                         ==========   ==========

Weighted average number of common shares outstanding:
     Primary                                              2,014,500    2,014,500
                                                         ==========   ==========

    See accompanying notes to consolidated financial statements (unaudited).

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                     FOR THE SIX MONTHS ENDED APRIL 30, 2000
                                   (UNAUDITED)

                                            Common Stock         Additional                       Total
                                            ------------           Paid-in     Accumulated    Stockholders'
                                        Shares        Amount       Capital       deficit         deficit
                                       ---------   -----------   -----------   -----------    -----------
Balances at November 1, 1999           2,014,500   $       201   $   202,936   $(1,139,764)   $  (936,627)
Net income for the six months ended
  April 30, 2000                                                                     9,534          9,534
                                       ---------   -----------   -----------   -----------    -----------
Balance at April 30, 2000              2,014,500   $       201   $   202,936   $(1,130,230)   $  (927,093)
                                       =========   ===========   ===========   ===========    ===========

    See accompanying notes to consolidated financial statements (unaudited).

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE SIX MONTHS ENDED APRIL 30,
                                   (UNAUDITED)

                                                            2000         1999
                                                          --------     --------

Cash flows from operating activities:
  Net income                                              $  9,534     $ 31,514
  Adjustments to reconcile net income to net cash
  Consumed by operating activities:
      Changes in assets and liabilities:
            Accounts payable and accrued expenses             (620)      (1,721)
            Due to affiliates                               (9,002)     (29,865)
                                                          --------     --------
Net cash flows consumed by operating activities                (88)         (72)
                                                          --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES                            --           --

CASH FLOWS FROM FINANCING ACTIVITIES                            --           --
                                                          --------     --------

Decrease in cash                                               (88)         (72)

Cash, beginning of period                                      323          346
                                                          --------     --------

Cash, end of period                                       $    235     $    274
                                                          ========     ========

    See accompanying notes to consolidated financial statements (unaudited).

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 APRIL 30, 2000

NOTE 1  -   GENERAL

            The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim financial statements include all adjustments necessary in order to make the financial statements not misleading. The results of operations for the three and six months ended April 30, 2000 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the financial statements and notes that are included in the Company's annual report Form 10-KSB.

NOTE 2  -   GOING CONCERN UNCERTAINTY

            The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company had a material working capital deficiency and an accumulated deficit at April 30, 2000. Additionally, the Company receives significant financial support from an affiliated entity, Air Brook Limousine, Inc. ("Air Limo"). Such support is essential to the Company's continuance.

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

      a. Pursuant to two 1991 agreements, the Company's subsidiary A.B. Park and Fly ("Abex") transferred all of its transportation equipment and operating activities of a ground transportation facility in Ridgewood, New Jersey to its affiliate, Air Limo. Air Limo in return has agreed to pay Abex a fee equal to ten percent (10%) of gross collections for such facility.

      b. On May 1, 1993, Abex entered into an agreement with Air Limo whereby Air Limo opened and operates a second satellite terminal in the Borough of Montvale. Pursuant to the agreement, Air Limo bears all costs of operating the facility and pays Abex three percent (3%) of the gross receipts generated by the facility.

      c. On August 10, 1993, the Company entered into an agreement with Air Limo under which Air Limo will continue to advance funds on behalf of the Company and its subsidiary as long as Air Limo deems necessary and as long as Air Limo is financially able. Such advances are due on demand and Air Limo may terminate the agreement at any time.

      d. The Company's principal offices are in a building owned by its president. The Company occupies these offices on a month-to-month basis, free of charge.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 APRIL 30, 2000

NOTE 4  -   DUE TO AFFILIATE

            Air Limo has advanced a net total of $721,471 and $730,473, as of April 30, 2000 and October 31, 1999, respectively, directly to or on behalf of Abex to fund operations or liquidate liabilities. Such advances bear no interest and are payable on demand.

NOTE 5 -    NON-RECURRING EVENTS

            During January 2000 a $17,500 liability was paid by Air Limo on behalf of the Company. This amount was incurred for professional accounting services required to update company reporting in compliance with SEC reporting. This non-recurring expense is included as a separate item on the statement of income.

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

            c.    Dependence on Lease Terms

            The Ridgewood terminal, which is operated by Air Limo, is leased by Abex from the village of Ridgewood, New Jersey. This facility produced 89% of Company revenue during the year ended October 31, 1999. The initial lease term expired January 1, 1999; it allows six renewal options for one-year terms.

            The lease term of the Montvale facility ends in January 2001.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            Three and six months ended April 30, 2000 compared to three and six months ended April 30, 1999

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

            On August 10, 1993, the Company entered into an agreement with Air Limo that stipulates that Air Limo will fund the Company's operations for as long as Air Limo deems necessary and as long as Air Limo is financially able. Such advances are due on demand. Air Limo may terminate such agreement at any time at its own discretion.

            In conjunction with such agreements, the Registrant has generated revenue of $16,483 and $17,548 for the three months ended April 30, 2000 and 1999, respectively, and $34,136 and $35,085 for the six months ended April 30, 2000 and 1999, respectively.

            During January 2000 a $17,500 liability was paid by Air Limo on behalf of the Company. This amount was incurred for professional accounting services required to update company reporting in compliance with SEC reporting. This non-recurring expense is included as a separate item on the statements of income.

            For the three and six months ended April 30, 2000, the Company has generated net income in the amounts of $14,482 and $9,534, respectively whereas for the three and six months ended April 30, 1999 the Company generated net income in the amounts of $15,394 and $31,514, respectively.

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


                                       Air Brook Airport Express, Inc.
                                       -------------------------------
                                       (Registrant)


June 1, 2000                           Donald M. Petroski
-------------                          ------------------
   (Date)                              Donald M. Petroski,
                                       President, Director and Chief
                                       Financial Officer