Form 10QSB
period 2000-07-31
AIR BROOK AIRPORT EXPRESS INC
filed 2000-09-12
CIK 803097

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 July 31, 2000
                              --------------------------------------------------

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

Commission File Number:                    33-9218
                       ---------------------------------------------------------

                         Air Brook Airport Express, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                               22-2742564
-------------------------------                             --------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

115 West Passaic Street, Rochelle Park, New Jersey                      07662
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

                                                                 Yes |_|  No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 2,014,500 shares as of July 31, 2000.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                                      INDEX

PART I - FINANCIAL INFORMATION:

  ITEM 1 - FINANCIAL STATEMENTS

       Consolidated Balance Sheets (Unaudited) July 31, 2000
       and October 31, 1999                                                  1

       Consolidated Statements of Income (Unaudited) for the
       Three Months Ended July 31, 2000 and 1999                             2

       Consolidated Statements of Income (Unaudited) for the
       Nine Months Ended July 31, 2000 and 1999                              3

       Consolidated Statement of Changes In Stockholders'
       Deficit (Unaudited) for the Nine Months Ended July 31, 2000           4

       Consolidated Statements of Cash Flows (Unaudited) for the
       Nine Months Ended July 31, 2000 and 1999                              5

       Notes to Consolidated Financial Statements (Unaudited)                6-7

  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                           8

PART II - OTHER INFORMATION                                                  9

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                               (Unaudited)
                                                                 July 31,       October 31,
                                                                   2000            1999
                                                               -----------      -----------
ASSETS
Current assets:
     Cash                                                      $       191      $       323
                                                               -----------      -----------

           Total current assets                                        191              323

Deposits                                                               650              650
                                                               -----------      -----------

Total assets                                                   $       841      $       973
                                                               -----------      -----------

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable                                          $   204,913      $   204,913
     Accrued expenses                                                1,593            2,214
     Due to affiliate                                              704,958          730,473
                                                               -----------      -----------

           Total current liabilities                               911,464          937,600
                                                               -----------      -----------

Stockholders' deficit:
     Common stock, $.0001 par value: 98,800,000
       shares authorized; 2,014,500 issued and outstanding             201              201
     Preferred stock, $.0001 par value:
       1,200,000 shares authorized; none issued                         --               --
     Additional paid-in capital                                    202,936          202,936
     Accumulated deficit                                        (1,113,760)      (1,139,764)
                                                               -----------      -----------
           Total stockholders' deficit                            (910,623)        (936,627)
                                                               -----------      -----------
Total liabilities and stockholders' deficit                    $       841      $       973
                                                               -----------      -----------

    See accompanying notes to consolidated financial statements (unaudited).

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                       FOR THE THREE MONTHS ENDED JULY 31,
                                   (UNAUDITED)

                                                               2000            1999
                                                               ----            ----
Revenue                                                    $    17,816     $    18,504

General, administrative and operating expenses                   1,347           1,882
Reversal of previously expensed accounts payable                 - 0 -        (102,500)
                                                           -----------     -----------

Net income                                                 $    16,469     $   119,122
                                                           ===========     ===========

Income per common equivalent share:
        Net income                                         $       .01     $       .06
                                                           ===========     ===========

Weighted average number of common shares outstanding:
        Primary                                              2,014,500       2,014,500
                                                           ===========     ===========

    See accompanying notes to consolidated financial statements (unaudited).

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                       FOR THE NINE MONTHS ENDED JULY 31,
                                   (UNAUDITED)

                                                              2000           1999
                                                              ----           ----
Revenue                                                   $    51,953     $    53,589

General, administrative and operating expenses                  8,449           5,453

Non-recurring accounting expenses                              17,500        (102,500)
                                                          -----------     -----------

        Total Expenses                                         25,949         (97,047)
                                                          -----------     -----------

Net income                                                $    26,004     $   150,636
                                                          ===========     ===========

Income per common equivalent share:

        Net income                                        $       .01     $       .07
                                                          ===========     ===========

Weighted average number of common shares outstanding:
        Primary                                             2,014,500       2,014,500
                                                          ===========     ===========

    See accompanying notes to consolidated financial statements (unaudited).

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                     FOR THE NINE MONTHS ENDED JULY 31, 2000
                                   (UNAUDITED)

                                          Common Stock              Additional                          Total
                                     -------------------------       Paid-in       Accumulated     Stockholders'
                                       Shares        Amount          Capital         deficit          deficit
                                     ---------     -----------     -----------     -----------     -------------
Balances at November 1, 1999         2,014,500     $       201     $   202,936     $(1,139,764)     $  (936,627)
Net income for the nine months
    ended July 31, 2000                                                                 26,004           26,004
                                     ---------     -----------     -----------     -----------      -----------
Balance at July 31, 2000             2,014,500     $       201     $   202,936     $(1,113,760)     $  (910,623)
                                     =========     ===========     ===========     ===========      ===========

    See accompanying notes to consolidated financial statements (unaudited).

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE NINE MONTHS ENDED JULY 31,
                                   (UNAUDITED)

                                                                         2000           1999
                                                                      ---------      ---------
Cash flows from operating activities:
  Net income                                                          $  26,004      $ 150,636
  Adjustments to reconcile net income to net cash provided/
   (consumed) by operating activities:
         Earnings from settlement at less than recorded liability         - 0 -       (102,500)
         Changes in assets and liabilities:
               Decrease in accounts payable and accrued expenses           (621)        (9,221)
               Decrease in amount due to affiliates                     (25,515)       (38,895)
                                                                      ---------      ---------
Net cash flows provided/(consumed) by operating activities                 (132)            20
                                                                      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES                                         --             --

CASH FLOWS FROM FINANCING ACTIVITIES                                         --             --
                                                                      ---------      ---------

Increase/(decrease) in cash                                                (132)            20

Cash, beginning of period                                                   323            346
                                                                      ---------      ---------

Cash, end of period                                                   $     191      $     366
                                                                      =========      =========

    See accompanying notes to consolidated financial statements (unaudited).

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JULY 31, 2000

NOTE 1 -    GENERAL

            The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim financial statements include all adjustments necessary in order to make the financial statements not misleading. The results of operations for the three and nine months ended July 31, 2000 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the financial statements and notes that are included in the Company's annual report Form 10-KSB.

NOTE 2 -    GOING CONCERN UNCERTAINTY

            The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company had a material working capital deficiency and an accumulated deficit at July 31, 2000. Additionally, the Company receives significant financial support from an affiliated entity, Air Brook Limousine, Inc. ("Air Limo"). Such support is essential to the Company's continuance.

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

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JULY 31, 2000

NOTE 4  -   DUE TO AFFILIATE

            Air Limo has advanced a net total of $704,958 and $730,473, as of July 31, 2000 and October 31, 1999, respectively, directly to or on behalf of Abex to fund operations and liquidate liabilities. Such advances bear no interest and are payable on demand.

NOTE 5 -    NON-RECURRING EVENTS

            During January 2000 a $17,500 liability was paid by Air Limo on behalf of the Company. This amount was incurred for professional accounting services required to update company reporting in compliance with SEC requirements. This non-recurring expense is included as a separate item on the statement of income.

            During July 1999 a $110,000 liability for professional services which had been previously included in accounts payable was settled for $7,500. This amount was paid by Air Limo on behalf of the Company. The $102,500 reversal of previously expensed accounts payable is included as a separate item on the statement of income.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            Three and nine months ended July 31, 2000 compared to three and nine months ended July 31, 1999

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

            In conjunction with such agreements, the Registrant has generated revenue of $17,816 and $18,504 for the three months ended July 31, 2000 and 1999, respectively, and $51,953 and $53,589 for the nine months ended July 31, 2000 and 1999, respectively.

            During January 2000 a $17,500 liability was paid by Air Limo on behalf of the Company. This amount was incurred for professional accounting services required to update company reporting in compliance with SEC requirements. This non-recurring expense is included as a separate item on the statements of income.

            For the three and nine months ended July 31, 2000, the Company has generated net income in the amounts of $16,469 and $26,004, respectively, whereas for the three and nine months ended July 31, 1999 the Company generated net income in the amounts of $119,122 and $150,636, respectively, including the reversal of expenses previously recorded in accounts payable of $102,500, as discussed in Note (5) above.

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

                                           Air Brook Airport Express, Inc.
                                           (Registrant)


September 1, 2000                           Donald M. Petroski
-----------------                           ------------------------------------
     (Date)                                 Donald M. Petroski,
                                            President, Director and Chief
                                            Financial Officer