Form 10KSB40
period 2000-10-31
AIR BROOK AIRPORT EXPRESS INC
filed 2001-02-13
CIK 803097

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended October 31, 2000

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from __________________ to ___________________

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

                               Title of Each Class
                          Common stock $.0001 par value

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant at October 31, 2000 was approximately $68,357.

The number of shares of Registrant's Common Stock outstanding on October 31, 2000 was 2,014,500.

Revenue for the most recent fiscal year was $70,632.

                         AIR BROOK AIRPORT EXPRESS, INC.
                                      INDEX

PART I

Item 1.  Business                                                          1
Item 2.  Properties                                                        2
Item 3.  Legal Proceedings                                                 2
Item 4.  Submission of Matters to a Vote of Security Holders               2

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters                                                           3
Item 6.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         3 - 4
Item 7.  Consolidated Financial Statements                                 5

PART III

Item 9.  Directors and Executive Officers of the Registrant                6
Item 10. Executive Compensation                                            6
Item 11. Security Ownership of Certain Beneficial Owners and Management    6-7
Item 12. Certain Relationships and Related Transactions                    7-8

PART IV

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8K    9

Part I

Item 1. Business

The Registrant, Air Brook Airport Express, Inc. (the "Company"), through its subsidiary, A.B. Park & Fly, Inc. ("Abex"), receives fees related to two airport ground transportation terminals ("Satellite Terminals"). One Satellite Terminal is located in the Village of Ridgewood, New Jersey and the second is located in the Borough of Montvale, New Jersey. The related bus service is provided directly to and from Newark International Airport.

On February 4, 1991, Abex transferred all of the operating activities of its Ridgewood Satellite Terminal to an affiliate, Air Brook Limousine, Inc. ("Air Limo"). On July 1, 1991, Abex transferred all of its transportation equipment to Air Limo. The majority stockholder of Air Limo is also the majority stockholder and President of the Company. Air Limo, in return, agreed to pay Abex a fee equal to ten percent (10%) of the gross collections of such Satellite Terminal. The current lease agreement, between Air Limo and the Village of Ridgewood, covered an initial term that ended January 1, 1999.

During May, 1993, Air Limo, through a license agreement with the New Jersey Highway Authority (the "Authority"), opened a second Satellite Terminal located in the Borough of Montvale. The license agreement included a lease agreement between Air Limo and the Authority for a period of three years from February 1, 1993 to January 31, 1996. The license agreement has been extended to January 31, 2001, and Air Limo has received a verbal commitment from the Authority that the Authority will enter into a new ten-year lease with Air Limo. As consideration for the use of the Satellite Terminal, Air Limo pays the Authority twelve and one half percent (12 1/2%) of the gross sales. Abex receives from Air Limo a three percent (3%) fee of the gross collections from this site.

The Satellite Terminals

Ridgewood

The Satellite Terminal is located on New Jersey Route 17, approximately 35 miles north of Newark Airport. The Satellite Terminal grounds include parking for approximately 99 cars as well as a 600 square foot climate controlled ticket office and waiting area. The Satellite Terminal operates on a 7 day a week, 20 hour per day, basis and provides direct bus service to and from Newark International Airport every 30 minutes in the most active pick up periods during the week, and hourly in other periods and on weekends.

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

Item 2. Properties

As of October 31, 2000, the Registrant maintained its principal executive offices at 115 West Passaic Street, Rochelle Park, New Jersey, on a rent-free basis pursuant to a verbal agreement with Donald M. Petroski, the Registrant's President and principal shareholder.

Item 3. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the last quarter of the period covered by this report.

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

(a) As of October 31, 2000, the Registrant's Common Stock is traded in the over-the-counter market. The range of high and low bid quotations, as reported by the National Quotation Bureau Incorporated, for the Registrant's securities through the three months ended October 31, 2000, is as follows:

                                                               Common Stock
                                                                    Bid
                                                            -------------------
                                                            High            Low
                                                            ----            ---
Year Ended October 31, 1999

Three months ended January 31, 1999                         5/32           1/32
Three months ended April 30, 1999                           7/32           1/16
Three months ended July 31, 1999                            17/32          1/16
Three months ended October 31, 1999                         5/8            5/8

Year Ended October 31, 2000
Three months ended January 31, 2000                         .625           .3125
Three months ended April 30, 2000                           .75            .3125
Three months ended July 31, 2000                            .1563          .1563
Three months ended October 31, 2000                         .1563          .07

(b) As of October 31, 2000, the approximate number of holders of record of the Registrant's Common Stock was 131.

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

In conjunction with these agreements, the Registrant has generated revenue of $70,632 and $71,837 for the years ended October 31, 2000 and 1999, respectively.

For the years ended October 31, 2000 and 1999, the Registrant's expenses amounted to $27,864 and $8,523, respectively. During July 1999, a $110,000 liability for professional services, which had previously been expensed and included in accounts payable, was settled for $7,500. The resultant $102,500 reversal of this previously expensed liability is included as a separate item on the statement of income. The Registrant's expenses are administrative in nature since all of the operational expenses are borne by the affiliate based on the agreements discussed above. General and administrative expenses increased to $27,864 for the year ended October 31, 2000, including a one-time accounting fee of $17,500 incurred to update SEC reporting, from $8,523 for the year ended October 31, 1999.

As a result of assigning its operations to an affiliate, the Registrant has been able to generate net income of $42,768 and $165,814, respectively, for the years ended October 31, 2000 and 1999.

Liquidity and Capital Resources

The Company's consolidated financial statements have been prepared assuming that it will continue as a going concern. As shown in the consolidated financial statements, at October 31, 2000 the Company had a working capital deficiency of $883,709 as well as an accumulated deficit of $1,086,196. The Company obtains its entire financial support from an affiliate which is under the common control of the Company's majority stockholder. These factors, among other things, raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue in operation.

Item 7. Consolidated Financial Statements

Independent Auditor's Report                                          F-1

Consolidated balance sheet
October 31, 2000                                                      F-2

Consolidated statements of income
For the years ended October 31, 2000 and 1999                         F-3

Consolidated statements of changes in stockholders' deficit
For the years ended October 31, 2000 and 1999                         F-4

Consolidated statements of cash flows
For the years ended October 31, 2000 and 1999                         F-5

Notes to consolidated financial statements                            F-6 - F-10

                                ROBERT G. JEFFREY
                           CERTIFIED PUBLIC ACCOUNTANT
                                61 BERDAN AVENUE
                             WAYNE, NEW JERSEY 07470

LICENSED TO PRACTICE                                   TEL: 973-628-0022
   IN NEW YORK AND NEW JERSEY                          FAX: 973-696-9002
MEMBER OF AICPA                                        E-MAIL: rgjcpa@erols.com
   PRIVATE COMPANIES PRACTICE SECTION

                          INDEPENDENT AUDITOR'S REPORT

To the Stockholders of
Air Brook Airport Express, Inc. and Subsidiary

I have audited the accompanying consolidated balance sheet of Air Brook Airport Express, Inc. and its wholly owned subsidiary ("the Company") as of October 31, 2000, and the related consolidated statements of income, changes in stockholders' deficit, and cash flows for the years ended October 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audit.

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

In my opinion, based on my audit, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Air Brook Airport Express, Inc. and its wholly owned subsidiary as of October 31, 2000 and the results of their operations and their cash flows for the years ended October 31, 2000 and 1999 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, at October 31, 2000, the Company had a working capital deficiency of $883,709 as well as an accumulated deficit of $1,086,196. As more fully described in Notes 1 and 5, the Company obtains its entire financial support from an affiliate which is under the common control of the Company's majority stockholder. These factors among other things, also discussed in Notes 1 and 8 to the consolidated financial statements, raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue in operation.

Wayne, New Jersey
January 26, 2001


                                       F1

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                OCTOBER 31, 2000

ASSETS
Current assets:
     Cash                                                           $       146
     Deferred tax asset                                                  10,800
                                                                    -----------
Total current assets                                                     10,546

Deposits                                                                    650
                                                                    -----------

Total assets                                                        $    11,596
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable                                               $   204,913
     Accrued expenses                                                     1,532
     Due to affiliate                                                   688,210
                                                                    -----------

Total current liabilities                                               894,655
                                                                    -----------

Stockholders' deficit:
Common stock, $.0001 par value: 98,800,000 shares authorized;
2,014,500 issued and outstanding                                            201
Preferred stock, $.0001 par value:
1,200,000 shares authorized; none issued
Additional paid-in capital                                              202,936
Accumulated deficit                                                  (1,086,196)
                                                                    -----------

Total stockholders' deficit                                            (883,059)
                                                                    -----------

Total liabilities and stockholders' deficit                         $    11,596
                                                                    ===========

   The accompanying notes are an integral part of these financial statements.


                                       F2

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                         FOR THE YEARS ENDED OCTOBER 31

                                                             2000          1999
                                                             ----          ----
Revenue                                               $    70,632   $    71,837
Expenses:
   General, administrative and operating                   27,864         8,523
                                                      -----------   -----------

Income before extraordinary item                      $    42,768   $    63,314

Extraordinary Item -
   Reversal of liability previously expensed                  - 0      (102,500)
                                                      -----------   -----------

Net income                                            $    42,768   $   165,814
                                                      ===========   ===========

Income per common equivalent share:
Net income                                            $       .02   $       .08
                                                      ===========   ===========
Weighted average number of shares outstanding:
Primary                                                 2,014,500     2,014,500

The accompanying notes are an integral part of these financial statements.


                                       F3

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                  FOR THE YEARS ENDED OCTOBER 31, 2000 AND 1999

                                                             Common         Additional                            Total
                                                             Stock           Paid-in         Accumulated       Stockholders'
                                             Shares          Amount          Capital            Deficit         Deficiency
                                             ------          ------          -------            -------         ----------
Balances, October 31, 1998,
   as previously reported                  2,014,500      $       201      $   202,936       $(1,305,578)      $(1,102,441)

Adjustment for reduction of
   allowance for deferred tax assets                                                              10,800            10,800
                                           ---------      -----------      -----------       -----------       -----------

Balances, October 31, 1998, as
   restated
                                           2,014,500              201          202,936        (1,294,778)       (1,091,641)
Net income, for the year
   ended October 31, 1999
                                                                                                 165,814           165,814
                                           ---------      -----------      -----------       -----------       -----------

Balances, October 31, 1999                 2,014,500              201          202,936        (1,128,964)         (925,827)

Net income, for the year
   ended October 31, 2000                                                                         42,768            42,768
                                           ---------      -----------      -----------       -----------       -----------

Balances, October 31, 2000                 2,014,500      $       201      $   202,936       $(1,086,196)      $  (883,059)
                                           =========      ===========      ===========       ===========       ===========

   The accompanying notes are an integral part of these financial statements.


                                       F4

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE YEARS ENDED OCTOBER 31

                                                                      2000          1999
                                                                      ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                       $  42,768     $ 165,814
Adjustments to reconcile net income
   to net cash consumed by operating activities:
     Earnings from settlement at less than recorded liability          -0-      (102,500)

     Changes in current liabilities:
       Decrease in amount due to Affiliate                         (42,263)      (53,836)
       Decrease in accounts payable and accrued expenses              (681)       (9,501)
                                                                 ---------     ---------
Net cash flows consumed by operating activities                       (177)          (23)

CASH FLOWS FROM INVESTING ACTIVITIES                                    --            --

CASH FLOWS FROM FINANCING ACTIVITIES                                    --            --
                                                                 ---------     ---------
Decrease in cash                                                      (177)          (23)
Cash, beginning of period                                              323           346
                                                                 ---------     ---------
Cash, end of period                                              $     146     $     323
                                                                 =========     =========

   The accompanying notes are an integral part of these financial statements.


                                       F5

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2000

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

            At October 31, 2000 and 1999, approximately twenty seven percent of the Company's outstanding common stock was owned by a publicly held Company.

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

NOTE 2      GOING CONCERN UNCERTAINTY

            The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company had a material working capital deficiency and an accumulated deficit at October 31, 2000. Additionally, the Company receives significant financial support and generates all of its revenue from an affiliated entity, Air Brook Limousine, Inc. ("Air Limo"), pursuant to agreements dated February 4, 1991 and May 1, 1993 (See Note 5). These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation with its affiliate.

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


                                       F6

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2000

NOTE 3      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

            b. Cash

            For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

            c. Fair Value of Financial Instruments

            The carrying amounts of the Company's financial instruments, which include cash equivalents, accounts payable and accrued liabilities approximate their fair values at October 31, 2000.

            d. Earnings Per Share

            Basic and diluted net income per common share is computed by dividing the net income available to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period. The number of weighted average shares outstanding as well as the amount of net income per share are the same for basic and diluted per share calculations for all periods reflected in the accompanying financial statements. Earnings per share attributable to income before extraordinary items and to the extraordinary item are presented below:

                                                         Years Ended October 31,
                                                         -----------------------
                                                             2000        1999
                                                             ----        ----

                Income before extraordinary item             $.02        $.03
                Extraordinary item                             --         .05

            e. Income Taxes

            The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes", which requires the use of the "liability method". Accordingly, deferred tax liabilities and assets are determined based on differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Current income taxes are based on the income that is currently taxable.

            f. Use of Estimates

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

            g. Advertising Costs

            The Company expenses advertising costs when the advertisement occurs. There were no expenditures for advertising during the years ended October 31, 2000 or 1999.


                                       F7

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2000

NOTE 3      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

            h. Segment Reporting

            Management treats the operation of the Company and its subsidiary as one segment.

            i. Recognition of Revenue

            Revenue is realized from commissions on sales at the Satellite Terminals. Recognition occurs upon receipt of daily reports of these sales.

NOTE 4      RELATED PARTY TRANSACTIONS

            Pursuant to two 1991 agreements, Abex transferred all of its transportation equipment and the operating activities of a ground transportation facility in Ridgewood, New Jersey to its affiliate, Air Limo. Air Limo in return has agreed to pays Abex a fee equal to ten (10%) percent of gross collections from such facility.

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

NOTE 5      DUE TO AFFILIATE

            As of October 31, 2000, there was a balance due to Air Limo of $688,210, the net amount of advances made by Air Limo partially offset by earnings on the contracts for the operation of the two terminals. This balance bears no interest and is payable on demand.


                                       F8

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2000

NOTE 6      INCOME TAXES

            The Company and its subsidiary have each experienced significant net operating losses in previous years. As a result, neither has incurred Federal income taxes during the years ended October 31, 1999 or 2000. The available net operating losses totaled $1,085,739 at October 31, 2000. These losses can be carried forward and deducted in any year in which the Companies have taxable income. If not used, these carryforwards will expire as follows:

                               2001               $  2,495
                               2002                 83,918
                               2003                534,721
                               2004                344,437
                               2005                120,168

            Under Statement of Financial Accounting Standards No. 109, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. The Company has recorded deferred tax assets as follows:

                                                        Long
                                          Current       Term       Total
                                          -------       ----       -----
               Deferred Tax Assets        $ 10,800    $170,560    $181,360
               Realization Allowance            --     170,560     170,560
                                          --------    --------    --------
                    Balance Recognized    $ 10,800    $     --    $ 10,800
                                          ========    ========    ========

            The provision for current income taxes was $6,415 in the year ended October 31, 2000 and $47,917 in the year ended October 31, 1999. The 1999 provision was allocated as follows: $18,296 to income before extraordinary item and $29,621 to the extraordinary item. These provisions have been offset by adjustments to the realization allowance, reducing to zero the income tax charge each year.

NOTE 7      SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

            Revenue recognition produces a reduction of the obligation to Air Limo. In addition, most Company expenses are paid by Air Limo and the obligation is increased. These transactions resulted in a net reduction of the obligation to Air Limo during the year ended October 31, 2000 of $42,263, and by $53,836 during the year ended October 31, 1999. There were no other noncash investing and financing activities during either year.

            There was no cash paid for interest or taxes during these years.


                                       F9

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2000

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

            b. Dependence on Lease Terms

            The Ridgewood terminal, which is operated by Air Limo, is leased by Air Limo from the village of Ridgewood, New Jersey. This facility produced 88% of Company revenue during the year ended October 31, 2000. The initial lease term expired January 1, 1999.

            The lease term of the Montvale facility ends January 31, 2001. Air Limo has received a verbal commitment from the Authority that the Authority will enter into a new ten-year lease with Air Limo.

NOTE 9      EXTRAORDINARY ITEM

            During July 1999, a $110,000 liability for professional services which had previously been expensed and included in accounts payable was settled for $7,500. The $102,500 reversal of previously expensed accounts payable is included as a separate item on the statement of income.

NOTE 10     SUBSEQUENT EVENTS

            The Company has committed to issue 136,000 shares of its common stock to settle a $204,913 past due account payable. On April 11, 1997, the Company agreed to issue 277,422 shares of its common stock to settle a $17,339 past due amount. Neither of these blocks of stock has been issued, and the unpaid bills are included in liabilities and amount due to affiliate.


                                       F10

PART III

Item 9. Directors and Executive Officers of the Registrant

Name                            Position                   Term-Served Since
----                            --------                   -----------------

Donald M. Petroski              President, Chief           July, 1988
                                Financial Officer,
                                Director

Jeffrey M. Petroski             Secretary                  August, 1989

Donald M. Petroski (62 years old) has been President, Chief Financial Officer and a Director of the Registrant since July 1988 when the Registrant acquired all of the outstanding stock of Abex, of which Mr. Petroski was the sole shareholder. Mr. Petroski has been involved in the ground transportation industry for over twenty nine (29) years, beginning in 1971 when he founded Air Limo of which he remains President.

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

Item 10. Executive Compensation

For the year ended October 31, 2000 no executive officers or directors of the registrant were paid or accrued remuneration in excess of $60,000.

No compensation has been or will be paid on account of services rendered by a director in such capacity other than for the reasonable expenses incurred in connection with the Registrant's business.

Item 11. Security Ownership of Certain Beneficial Owners and Management

(a)   Security Ownership of Certain Beneficial Owners:

      Set forth below is certain information concerning persons/entities who are known by the Registrant to own beneficially more than 5% of the Registrant's Common Stock, $.0001 par value, on October 31, 2000:

                                   Amount and Nature
Name and Address                     of Beneficial               Percent
of Beneficial Owner                    Ownership               of Class (1)
-------------------                    ---------               ------------

Donald M. Petroski (2)                 1,037,975                 51.5%
P.O. Box 123                           President
115 West Passaic Street
Rochelle Park, NJ

New America Group, Inc.                  550,500                 27.3%
513 Main Avenue
Bay Head, NJ

Rosary De Filippis Tobia (3)              50,000                  2.5%
513 Main Avenue
Bay Head, NJ

(1) Based upon 2,014,500 shares of Common Stock outstanding as of October 31, 2000.

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

(b)   Security Ownership of Management:

      Set forth below is certain information concerning the number and percentage of shares of Common Stock of the Registrant owned of record and beneficially by each officer and director of the Registrant and by all officers and directors as a group as of October 31, 2000.

                                                 Amount of
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
                                                 =========            ====

(1) Based upon 2,014,500 shares of Common Stock outstanding as of October 31, 2000.

Item 12. Certain Relationships and Related Transactions

The Company occupies its principal executive offices on a month-to-month basis, free of charge, from its President.

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

In November, 1988, Abex executed an agreement to acquire Central Transit Lines, Inc. ("CTL"), by issuance of additional shares of common stock in exchange for 100% of the issued and outstanding common shares of CTL. CTL is a wholly owned subsidiary of Air Limo. The agreement provided for a transition period during which several contingencies had to be met before the acquisition became effective. The transaction was terminated in 1989. The agreement stipulated that if the acquisition was not consummated, Abex would be responsible to CTL for all reasonable costs associated with such transition period. Abex is indebted to CTL in the amount of $231,272 at October 31, 2000 and 1999 relating to costs associated with this transaction; this amount is included in the amount due to affiliate on the balance sheet.

In addition to the above, as of October 31, 2000 and 1999, the Company and its subsidiary were obligated to Air Limo for advances in the amount of $456,938 and $499,201, respectively. These advances are made directly to or on behalf of the Company and Abex to fund operations and liquidate liabilities. Such advances bear no interest and are payable on demand.

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

                                            AIR BROOK AIRPORT EXPRESS, INC., AND
                                            SUBSIDIARY (Registrant)


Dated: January 26, 2001                     By:/Donald M. Petroski
                                            ------------------------------------
                                            DONALD M. PETROSKI
                                            President


                                            By:/Donald M. Petroski
                                            ------------------------------------
                                            DONALD M. PETROSKI
                                            Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


January 26, 2001                            /Donald M. Petroski
                                            ------------------------------------
                                            DONALD M. PETROSKI, President,
                                            Chief Financial Officer and Director


January 26, 2001                            /Jeffrey M. Petroski
                                            ------------------------------------
                                            JEFFREY M. PETROSKI, Secretary