Form 10QSB
period 2001-04-30
AIR BROOK AIRPORT EXPRESS INC
filed 2001-06-08
CIK 803097

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|xx| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2001
                               --------------

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _________________

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

                                                                 Yes |xx| No |_|

           APPLICABLE ONLY TO CORPORATE ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                                                  Yes |_| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 2,014,500 Shares as of April 30, 2001.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                                      INDEX

PART I - FINANCIAL INFORMATION:

      ITEM 1 - FINANCIAL STATEMENTS

             Consolidated Balance Sheets (Unaudited) April 30, 2001
             and October 31, 2000                                         1

             Consolidated Statements of Income (Unaudited) for the
             Three Months Ended April 30, 2001 and 2000                   2

             Consolidated Statements of Income (Unaudited) for the
             Six Months Ended April 30, 2001 and 2000                     3

             Consolidated Statement of Changes in Stockholder's
             Deficit (Unaudited) for the Six Months Ended April 30, 2001  4

             Consolidated Statements of Cash Flows (Unaudited) for the
             Six Months Ended April 30, 2001 and 2000                     5

             Notes to Consolidated Financial Statements (Unaudited)       6 - 10

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                    11

PART II - OTHER INFORMATION                                               12

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                     (Unaudited)
                                                      April 30,     October 31,
                                                        2001           2000
                                                        ----           ----
ASSETS
Current assets:
         Cash                                        $       157    $       146
         Deferred Tax Asset                               10,800         10,800
                                                     -----------    -----------

                  Total current assets                    10,957         10,946

Deposits                                                     650            650
                                                     -----------    -----------

Total assets                                         $    11,607    $    11,596
                                                     -----------    -----------

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
         Accounts payable                            $   204,913    $   204,913
         Accrued expenses                                    834          1,532
         Due to affiliate                                654,423        688,210
                                                     -----------    -----------

                  Total current liabilities              860,170        894,655
                                                     -----------    -----------

Stockholders' deficit:
         Common stock, $.0001 par value:
         98,800,000 shares authorized;
         2,014,500 issued and outstanding                    201            201
         Preferred stock, $.0001 par value:
         1,200,000 shares authorized; none issued
         Additional paid-in capital                      202,936        202,936
         Accumulated deficit                          (1,051,700)    (1,086,196)
                                                     -----------    -----------

                  Total stockholders' deficit           (848,563)      (883,059)
                                                     -----------    -----------

Total liabilities and stockholders' deficit          $    11,607    $    11,596
                                                     -----------    -----------

   The accompanying notes are an integral part of these financial statements
                                  (unaudited).

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                      FOR THE THREE MONTHS ENDED APRIL 30,
                                   (UNAUDITED)

                                                            2001           2000
                                                            ----           ----
Revenue                                                  $   17,057    $   16,483

General, administrative and operating expenses           $       45    $    2,001
Non-recurring accounting expenses                               - 0 -         - 0 -
                                                         ----------    ----------

Net income                                               $   17,012    $   14,482
                                                         ==========    ==========
Income per common equivalent share:
 Net income                                              $      .01    $      .01
                                                         ==========    ==========

Weighted average number of common shares outstanding:
 Primary                                                  2,014,500     2,014,500
                                                         ==========    ==========

   The accompanying notes are an integral part of these financial statements
                                  (unaudited).

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                       FOR THE SIX MONTHS ENDED APRIL 30,
                                   (UNAUDITED)

                                                            2001           2000
                                                            ----           ----
Revenue                                                  $   35,582    $   34,136

General, administrative and operating expenses           $    1,086    $    7,102
Non-recurring accounting expenses                               - 0 -      17,500
                                                         ----------    ----------

Net income                                               $   34,496    $    9,534
                                                         ==========    ==========
Income per common equivalent share:
 Net income                                              $      .02    $      .00
                                                         ==========    ==========

Weighted average number of common shares
  outstanding:
 Primary                                                  2,014,500     2,014,500
                                                         ==========    ==========

   The accompanying notes are an integral part of these financial statements
                                  (unaudited).

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                     FOR THE SIX MONTHS ENDED APRIL 30, 2001
                                   (UNAUDITED)

                                          Common Stock     Additional                     Total
                                       ------------------    Paid-in    Accumulated   Stockholders'
                                         Shares    Amount    Capital      deficit        deficit
                                       ---------   ------    -------      -------        -------
Balances at November 1, 2000           2,014,500    $201    $202,936    $(1,086,196)    $(883,059)
Net income for the six months ended
April 30, 2001                                                               34,496        34,496
                                       ---------    ----    --------    -----------     ---------
Balance at April 30, 2001              2,014,500    $201    $202,936    $(1,051,700)    $(848,563)
                                       =========    ====    ========    ===========     =========

   The accompanying notes are an integral part of these financial statements
                                  (unaudited).

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE SIX MONTHS ENDED APRIL 30,
                                   (UNAUDITED)

                                                                2001         2000
                                                                ----         ----
Cash flows from operating activities:
  Net income                                                  $ 34,496     $  9,534
  Adjustments to reconcile net income to net cash provided
  (consumed) by operating activities:
      Changes in current liabilities:
         Decrease in accounts payable and accrued expenses        (698)        (620)
         Decrease in amount due to Affiliate                   (35,581)     (34,136)
                                                              --------     --------
Net cash consumed by operating activities                       (1,783)     (25,222)

CASH FLOWS FROM INVESTING ACTIVITIES                                --           --

CASH FLOWS FROM FINANCING ACTIVITIES                                --           --

ADVANCES FROM AFFILIATE                                          1,794       25,134
                                                              --------     --------

Increase/(Decrease) in cash                                         11          (88)

Cash, beginning of period                                          146          323
                                                              --------     --------

Cash, end of period                                           $    157     $    235
                                                              ========     ========

   The accompanying notes are an integral part of these financial statements
                                  (unaudited).

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2001

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

      At April 30, 2001 and October 31, 2000, approximately twenty seven percent of the Company's outstanding common stock was owned by a publicly held Company.

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

NOTE 2 GOING CONCERN UNCERTAINTY

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company had a material working capital deficiency and an accumulated deficit at April 30, 2001. Additionally, the Company receives significant financial support and generates all of its revenue from an affiliated entity, Air Brook Limousine, Inc. ("Air Limo"), pursuant to agreements dated February 4, 1991 and May 1, 1993 (See Note 5). These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation with its affiliate.

      The Company's present plans, the realization of which cannot be assured, to overcome these difficulties include but are not limited to the continuing effort to investigate business acquisition and merger opportunities.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2001

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

      c. Fair Value of Financial Instruments

      The carrying amounts of the Company's financial instruments, which include cash equivalents, accounts payable and accrued liabilities approximate their fair values at April 30, 2001.

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

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2001

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

      g. Advertising Costs

      The Company expenses advertising costs when the advertisement occurs. There were no expenditures for advertising during the quarters ended April 30, 2001 or 2000.

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

NOTE 5 DUE TO AFFILIATE

      Air Limo has advanced a net total of $654,423 and $688,210, as of April 30, 2001 and October 31, 2000, respectively, directly to or on behalf of Abex to fund operations and liquidate liabilities. Such advances bear no interest and are payable on demand.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2001

NOTE 6 INCOME TAXES

      The Company and its subsidiary have each experienced significant net operating losses in previous years. As a result, neither has incurred Federal income taxes during the quarters and six months periods ended April 30, 2001 or 2000. The available net operating losses totaled $1,085,739 at October 31, 2000. These losses can be carried forward and deducted in any year in which the Companies have taxable income. If not used, these carryforwards will expire as follows:

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

      Under Statement of Financial Accounting Standards No. 109, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. The Company has recorded deferred tax assets as follows:

                                                         Long
                                          Current        Term         Total
                                          -------      --------     --------
              Deferred Tax Assets         $10,800      $167,937     $178,737
              Realization Allowance            --       167,937      167,937
                                          -------      --------     --------
                Balance Recognized        $10,800      $     --     $ 10,800
                                          =======      ========     ========

      The provision for current income taxes was $2,552 in the quarter ended April 30, 2001, and $5,174 for the six months then ended. There was no provision for the quarter ended April 30, 2000. The 2001 provision has been offset by adjustments to the realization allowance, reducing to zero the income tax charge for the quarter.

NOTE 7 SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

      Revenue recognition produces a reduction of the obligation to Air Limo. In addition, most Company expenses are paid by Air Limo and the obligation is increased. These transactions resulted in a net reduction of the obligation to Air Limo during the six months ended April 30, 2001 of $33,787, and by $9,002 during the six months ended April 30, 2000. There were no other noncash investing and financing activities during either year.

      There was no cash paid for interest or taxes during these years.

NOTE 8 NON-RECURRING EVENTS

      During January, 2000 a $17,500 liability was paid by Air Limo on behalf of the Company. This amount was incurred for professional accounting services required to update company reporting in compliance with SEC reporting. This non-recurring expense is included as a separate item on the statement of income.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2001

NOTE 9 COMMITMENTS AND CONTINGENCIES

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

      The lease term of the Montvale facility ended January 31, 2001. Air Limo has entered into a new ten-year lease with the New Jersey Highway Authority.

NOTE 10 SUBSEQUENT EVENTS

      The Company has committed to issue 136,000 shares of its common stock to settle a $204,913 past due account payable. On April 11, 1997, the Company agreed to issue 277,422 shares of its common stock to settle a $17,339 past due amount. Neither of these blocks of stock has been issued, and the unpaid bills are included in liabilities and amount due to affiliate.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                                 APRIL 30, 2001

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Three months ended April 30, 2001 compared to three months ended April 30, 2000

      Pursuant to an agreement signed on February 4, 1991, the Company transferred all of its operating activities for its satellite terminal located in Ridgewood, New Jersey and, on July 1, 1991, its transportation equipment, to Air Brook Limousine, Inc. ("Air Limo"). Air Limo in return pays the Company a fee equal to ten percent (10%) of gross collections from such terminal.

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

      In conjunction with such agreements, the Registrant has generated revenue of $17,057 and $16,483 for the three months ended April 30, 2001 and 2000, respectively.

      For the three months ended April 30, 2001, the Company has generated net income in the amount of $17,012, whereas for the three months ended April 30, 2000 the Company generated net income in the amount of $14,482.

      Six months ended April 30, 2001 compared to six months ended April 30,
      2000

      In conjunction with the above-noted agreements, the Registrant has generated revenue of $35,582 and $34,136 for the six months ended April 30, 2001 and 2000, respectively.

      During January, 2000 a $17,500 liability was paid by Air Limo on behalf of the Company. This amount was incurred for professional accounting services required to update company reporting in compliance with SEC reporting. This non-recurring expense is included as a separate item on the statement of income.

      For the six months ended April 30, 2001, the Company has generated net income in the amount of $34,496, whereas for the three months ended April 30, 2000 the Company generated net income in the amount of $9,534, including the non-recurring accounting charge of $17,500 noted above.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                                 APRIL 30, 2001

                           PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings:

      None

ITEM 2 - Changes in Securities:

      None

ITEM 3 - Defaults Upon Senior Securities:

      None

ITEM 4 - Submission of Matters to a Vote of Security Holders:

      None

ITEM 5 - Other Information:

      None

ITEM 6 - Exhibits and Reports on Form 8-K:

      None

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                                 APRIL 30, 2001

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Air Brook Airport Express, Inc.
                                        ----------------------------------------
                                        (Registrant)


May 31, 2001                            Donald M. Petroski
----------------                        ----------------------------------------
Date                                    Donald M. Petroski,
                                        President, Director and Chief
                                        Financial Officer