Form 10QSB
period 2001-07-31
AIR BROOK AIRPORT EXPRESS INC
filed 2001-10-01
CIK 803097

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2001

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _______________________

Commission File Number: 33-9218

                         Air Brook Airport Express, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                         22-2742564
-------------------------------                     --------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

115 West Passaic Street, Rochelle Park, New Jersey                         07662
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 2,014,500 Shares as of July 31, 2001.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                                      INDEX

PART I - FINANCIAL INFORMATION:

      ITEM 1 - FINANCIAL STATEMENTS

            Consolidated Balance Sheets (Unaudited) July 31, 2001
            and October 31, 2000                                          1

            Consolidated Statements of Income (Unaudited) for the
            Three Months Ended July 31, 2001 and 2000                     2

            Consolidated Statements of Income (Unaudited) for the
            Nine Months Ended July 31, 2001 and 2000                      3

            Consolidated Statement of Changes in Stockholder's
            Deficit (Unaudited) for the Nine Months Ended July 31, 2001   4

            Consolidated Statements of Cash Flows (Unaudited) for the
            Nine Months Ended July 31, 2001 and 2000                      5

            Notes to Consolidated Financial Statements (Unaudited)        6 - 10

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                    11

PART II - OTHER INFORMATION                                               12

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                     (Unaudited)
                                                       July 31,      October 31,
                                                         2001           2000
                                                         ----           ----
ASSETS
Current assets:
         Cash                                        $       112    $       146
         Deferred Tax Asset                               10,800         10,800
                                                     -----------    -----------

                  Total current assets                    10,912         10,946

Deposits                                                     650            650
                                                     -----------    -----------

Total assets                                         $    11,562    $    11,596
                                                     -----------    -----------
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
         Accounts payable                            $   204,913    $   204,913
         Accrued expenses                                    834          1,532
         Due to affiliate                                643,358        688,210
                                                     -----------    -----------

                  Total current liabilities              849,105        894,655
                                                     -----------    -----------

Stockholders' deficit:
         Common stock, $.0001 par value:
         98,800,000 shares authorized;
         2,014,500 issued and outstanding                    201            201
         Preferred stock, $.0001 par value:
         1,200,000 shares authorized; none issued
         Additional paid-in capital                      202,936        202,936
         Accumulated deficit                          (1,040,680)    (1,086,196)
                                                     -----------    -----------

                  Total stockholders' deficit           (837,543)      (883,059)
                                                     -----------    -----------

Total liabilities and stockholders' deficit          $    11,562    $    11,596
                                                     -----------    -----------

                 The accompanying notes are an integral part of
                    these financial statements (unaudited).

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                       FOR THE THREE MONTHS ENDED JULY 31,
                                   (UNAUDITED)

                                                           2001          2000
                                                           ----          ----
Revenue                                                   $17,505       $17,816

General, administrative and operating expenses             $6,485        $1,347
Non-recurring accounting expenses                              -0-           -0-
                                                          -------       -------

Net income                                                $11,020       $16,469
                                                          =======       =======
Income per common equivalent share:
 Net income                                                $  .01        $  .01
                                                           ======        ======

Weighted average number of common shares
outstanding:
 Primary                                                2,014,500     2,014,500
                                                        =========     =========

                 The accompanying notes are an integral part of
                    these financial statements (unaudited).

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                       FOR THE NINE MONTHS ENDED JULY 31,
                                   (UNAUDITED)

                                                              2001         2000
                                                              ----         ----

Revenue                                                     $53,086      $51,953

General, administrative and operating expenses               $7,570       $8,449
Non-recurring accounting expenses                                -0-      17,500
                                                            -------      -------

Net income                                                  $45,516      $26,004
                                                            =======      =======
Income per common equivalent share:
 Net income                                                  $  .02       $  .01
                                                             ======       ======

Weighted average number of common shares outstanding:
 Primary                                                  2,014,500    2,014,500
                                                          =========    =========

                 The accompanying notes are an integral part of
                    these financial statements (unaudited).

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                     FOR THE NINE MONTHS ENDED JULY 31, 2001
                                   (UNAUDITED)

                                              Common Stock       Additional                          Total
                                              ------------         Paid-in       Accumulated     Stockholders'
                                          Shares         Amount    Capital         deficit          deficit
                                          ------         ------    -------         -------          -------
Balances at November 1, 2000              2,014,500      $  201    $202,936      $(1,086,196)      $(883,059)
Net income for the nine months ended
July 31, 2001                                                                         45,516          45,516
                                          ---------      ------    --------      -----------       ---------
Balance at July 31, 2001                  2,014,500      $  201    $202,936      $(1,040,680)      $(837,543)
                                          =========      ======    ========      ===========       =========

                 The accompanying notes are an integral part of
                    these financial statements (unaudited).

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE NINE MONTHS ENDED JULY 31,
                                   (UNAUDITED)

                                                                    2001           2000
                                                                    ----           ----
Cash flows from operating activities:
  Net income                                                    $ 45,516       $ 26,004
  Adjustments to reconcile net income to net cash provided
  (consumed) by operating activities:
      Changes in current liabilities:
         Decrease in accounts payable and accrued expenses          (698)          (621)
         Decrease in amount due to Affiliate                     (53,131)       (51,952)
                                                                --------       --------
Net cash consumed by operating activities                         (8,313)       (26,569)

CASH FLOWS FROM INVESTING ACTIVITIES                                  --             --

CASH FLOWS FROM FINANCING ACTIVITIES                                  --             --

ADVANCES FROM AFFILIATE                                            8,279         26,481

                                                                --------       --------
Increase/(Decrease) in cash                                          (34)           (88)
Cash, beginning of period                                            146            323
                                                                --------       --------
Cash, end of period                                             $    112       $    235
                                                                ========       ========

                 The accompanying notes are an integral part of
                    these financial statements (unaudited).

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2001

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

            At July 31, 2001 and October 31, 2000, approximately twenty seven percent of the Company's outstanding common stock was owned by a publicly held Company.

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

NOTE 2      GOING CONCERN UNCERTAINTY

            The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company had a material working capital deficiency and an accumulated deficit at July 31, 2001. Additionally, the Company receives significant financial support and generates all of its revenue from an affiliated entity, Air Brook Limousine, Inc. ("Air Limo"), pursuant to agreements dated February 4, 1991 and May 1, 1993 (See Note 5). These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation with its affiliate.

            The Company's present plans, the realization of which cannot be assured, to overcome these difficulties include but are not limited to the continuing effort to investigate business acquisition and merger opportunities.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2001

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

            c. Fair Value of Financial Instruments

            The carrying amounts of the Company's financial instruments, which include cash equivalents, accounts payable and accrued liabilities approximate their fair values at July 31, 2001.

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

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2001


NOTE 3      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

            g. Advertising Costs

            The Company expenses advertising costs when the advertisement occurs. There were no expenditures for advertising during the quarters ended July 31, 2001 or 2000.

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

NOTE 5      DUE TO AFFILIATE

            Air Limo has advanced a net total of $643,358 and $688,210, as of July 31, 2001 and October 31, 2000, respectively, directly to or on behalf of Abex to fund operations and liquidate liabilities. Such advances bear no interest and are payable on demand.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2001

NOTE 6      INCOME TAXES

            The Company and its subsidiary have each experienced significant net operating losses in previous years. As a result, neither has incurred Federal income taxes during the quarters and nine months periods ended July3 1, 2001 or 2000. The available net operating losses totaled $1,085,739 at October 31, 2000. These losses can be carried forward and deducted in any year in which the Companies have taxable income. If not used, these carryforwards will expire as follows:

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

            Under Statement of Financial Accounting Standards No. 109, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. The Company has recorded deferred tax assets as follows:

                                                            Long
                                             Current        Term          Total
                                             -------        ----          -----
                  Deferred Tax Assets        $10,800      $167,937      $178,737
                  Realization Allowance           --       167,937       167,937
                                             -------      --------      --------
                       Balance Recognized    $10,800      $     --       $10,800
                                             =======      ========      ========

            The provision for current income taxes was $2,552 in the quarter ended July 31, 2001, and $5,174 for the nine months then ended. There was no provision for the quarter ended July 31, 2000. The 2001 provision has been offset by adjustments to the realization allowance, reducing to zero the income tax charge for the quarter.

NOTE 7      SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

            Revenue recognition produces a reduction of the obligation to Air Limo. In addition, most Company expenses are paid by Air Limo and the obligation is increased. These transactions resulted in a net reduction of the obligation to Air Limo during the nine months ended July 31, 2001 of $44,851, and by $25,515 during the nine months ended July 31, 2000. There were no other noncash investing and financing activities during either year.

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

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2001

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

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                                  JULY 31, 2001

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            Three months ended July 31, 2001 compared to three months ended July 31, 2000

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

            In conjunction with such agreements, the Registrant has generated revenue of $17,505 and $17,816 for the three months ended July 31, 2001 and 2000, respectively.

            For the three months ended July 31, 2001, the Company has generated net income in the amount of $11,020, whereas for the three months ended July 31, 2000 the Company generated net income in the amount of $16,469.

            Nine months ended July 31, 2001 compared to nine months ended July 31, 2000

            In conjunction with the above-noted agreements, the Registrant has generated revenue of $53,086 and $51,953 for the nine months ended July 31, 2001 and 2000, respectively.

            During January, 2000 a $17,500 liability was paid by Air Limo on behalf of the Company. This amount was incurred for professional accounting services required to update company reporting in compliance with SEC reporting. This non-recurring expense is included as a separate item on the statement of income.

            For the nine months ended July 31, 2001, the Company has generated net income in the amount of $45,516, whereas for the nine months ended July 31, 2000 the Company generated net income in the amount of $26,004, including the non-recurring accounting charge of $17,500 noted above.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                                  JULY 31, 2001

                           PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings:

            None

ITEM 2 - Changes in Securities:

            None

ITEM 3 - Defaults Upon Senior Securities:

            None

ITEM 4 - Submission of Matters to a Vote of Security Holders:

            None

ITEM 5 - Other Information:

            None

ITEM 6 - Exhibits and Reports on Form 8-K:

            None

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                                  JULY 31, 2001

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Air Brook Airport Express, Inc.
                                        ----------------------------------------
                                        (Registrant)


August 31, 2001                         Donald M. Petroski
---------------                         ----------------------------------------
Date                                    Donald M. Petroski,
                                        President, Director and Chief
                                        Financial Officer