Form 10KSB40
period 2001-10-31
AIR BROOK AIRPORT EXPRESS INC
filed 2002-01-29
CIK 803097

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended October 31, 2001

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _____________________ to ______________________

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant at October 31, 2001 was approximately $222,530.

The number of shares of Registrant's Common Stock outstanding on October 31, 2001 was 2,427,922.

Revenue for the most recent fiscal year was $68,747.

                         AIR BROOK AIRPORT EXPRESS, INC.
                                      INDEX

PART I
Item 1.  Business                                                            1
Item 2.  Properties                                                          2
Item 3.  Legal Proceedings                                                   2
Item 4.  Submission of Matters to a Vote of Security Holders                 2

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters                                                             3
Item 6.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                               3-4
Item 7.  Consolidated Financial Statements                                   5

PART III

Item 9.  Directors and Executive Officers of the Registrant                  6
Item 10. Executive Compensation                                              6
Item 11. Security Ownership of Certain Beneficial Owners and Management      6-7
Item 12. Certain Relationships and Related Transactions                      7-8

PART IV

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8K        9

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

During May, 1993, Air Limo, through a license agreement with the New Jersey Highway Authority (the "Authority"), opened a second Satellite Terminal located in the Borough of Montvale. The license agreement included a lease agreement between Air Limo and the Authority for an initial period of three years from February 1, 1993 to January 31, 1996. Air Limo has now entered into a new ten-year license agreement with the New Jersey Highway Authority that terminates January 31, 2011. As consideration for the use of the Satellite Terminal, Air Limo pays the Authority twelve and one half percent (12 1/2%) of the gross sales, subject to a minimum payment of $3,500 per month, which minimum payment escalates to $5,500 per month by the end of the term of the license agreement. Abex receives from Air Limo a three percent (3%) fee of the gross collections from this site.

The Satellite Terminals

Ridgewood

The Satellite Terminal is located on New Jersey Route 17, approximately 30 miles north of Newark Airport. The Satellite Terminal grounds include parking for approximately 99 cars as well as a 600 square foot climate controlled ticket office and waiting area. The Satellite Terminal operates on a 7 day a week, 20 hour per day, basis and provides direct bus service to and from Newark International Airport every 30 minutes in the most active pick up periods during the week, and hourly in other periods and on weekends.

Montvale

The second Satellite Terminal is located on the Garden State Parkway at the Montvale Rest Area in the Air Brook Transportation Center, which is also occupied by the Hertz Corporation and other travel-related entities. The Montvale Satellite Terminal is open 20 hours per day, 7 days a week, and provides transportation to and from Newark International Airport.

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

Item 2. Properties

As of October 31, 2001, the Registrant maintained its principal executive offices at 115 West Passaic Street, Rochelle Park, New Jersey, on a rent-free basis pursuant to a verbal agreement with Donald M. Petroski, the Registrant's President and principal shareholder.

Item 3. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the last quarter of the period covered by this report.

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

(a) As of October 31, 2001, the Registrant's Common Stock is traded in the over-the-counter market. The range of high and low bid quotations, as reported by the National Quotation Bureau Incorporated, for the Registrant's securities through the three months ended October 31, 2001, is as follows:

                                                                 Common Stock
                                                                      Bid
                                                               -----------------
                                                               High         Low
                                                               ----         ---
Year Ended October 31, 2000
Three months ended January 31, 2000                            .625        .3125
Three months ended April 30, 2000                              .75         .3125
Three months ended July 31, 2000                               .1563       .1563
Three months ended October 31, 2000                            .1563       .07

Year Ended October 31, 2001
Three months ended January 31, 2001                            .09         .07
Three months ended April 30, 2001                              .09         .07
Three months ended July 31, 2001                               .39         .07
Three months ended October 31, 2001                            .25         .07

(b) As of October 31, 2001, the approximate number of holders of record of the Registrant's Common Stock was 132.

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

In conjunction with these agreements, the Registrant has generated revenue of $68,747 and $70,632 for the years ended October 31, 2001 and 2000, respectively.

For the years ended October 31, 2001 and 2000, the Registrant's expenses amounted to $11,154 and $27,864, respectively. The Registrant's expenses are administrative in nature since all of the operational expenses are borne by the affiliate based on the agreements discussed above. General and administrative expenses decreased to $11,154 from $27,864 for the year ended October 31, 2000, which latter figure includes a one-time accounting fee of $17,500 incurred to update SEC reporting.

As a result of assigning its operations to an affiliate, the Registrant has been able to generate net income of $57,593 and $42,768, respectively, for the years ended October 31, 2001 and 2000.

Liquidity and Capital Resources

The Company's consolidated financial statements have been prepared assuming that it will continue as a going concern. As shown in the consolidated financial statements, at October 31, 2001 the Company had a working capital deficiency of $603,864 as well as an accumulated deficit of $1,028,603. The Company obtains its entire financial support from an affiliate which is under the common control of the Company's majority stockholder. These factors, among other things, raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue in operation.

Item 7. Consolidated Financial Statements

Independent Auditor's Report                                          F-1

Consolidated balance sheet
October 31, 2001                                                      F-2

Consolidated statements of income
For the years ended October 31, 2001 and 2000                         F-3

Consolidated statements of changes in stockholders' deficit
For the years ended October 31, 2001 and 2000                         F-4

Consolidated statements of cash flows
For the years ended October 31, 2001 and 2000                         F-5

Notes to consolidated financial statements                            F-6 - F-10

                        [LETTERHEAD OF ROBERT G. JEFFREY]

                          INDEPENDENT AUDITOR'S REPORT

To the Stockholders of
Air Brook Airport Express, Inc. and Subsidiary

I have audited the accompanying consolidated balance sheet of Air Brook Airport Express, Inc. and its wholly owned subsidiary ("the Company") as of October 31, 2001, and the related consolidated statements of income, changes in stockholders' deficit, and cash flows for the years ended October 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audit.

I conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, based on my audit, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Air Brook Airport Express, Inc. and its wholly owned subsidiary as of October 31, 2001 and the results of their operations and their cash flows for the years ended October 31, 2001 and 2000 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, at October 31, 2001, the Company had a working capital deficiency of $603,864 as well as an accumulated deficit of $1,028,603. As more fully described in Notes 1 and 5, the Company obtains its entire financial support from an affiliate which is under the common control of the Company's majority stockholder. These factors among other things, also discussed in Notes 1 and 8 to the consolidated financial statements, raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue in operation.

Wayne, New Jersey
January 24, 2002


                                       F1

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                OCTOBER 31, 2001

ASSETS
Current assets:
     Cash                                                           $        68
     Deferred tax asset                                                  10,800
                                                                    -----------
Total current assets                                                     10,868

Deposits                                                                    650
                                                                    -----------

Total assets                                                        $    11,518
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable                                               $       -0-
     Accrued expenses                                                       834
     Due to affiliate                                                   613,898
                                                                    -----------

Total current liabilities                                               614,732
                                                                    -----------

Stockholders' deficit:
Common stock, $.0001 par value: 98,800,000 shares authorized;
2,427,922 issued and outstanding                                            243
Preferred stock, $.0001 par value:
1,200,000 shares authorized; none issued
Additional paid-in capital                                              425,146
Accumulated deficit                                                  (1,028,603)
                                                                    -----------

Total stockholders' deficit                                            (603,214)
                                                                    -----------

Total liabilities and stockholders' deficit                         $    11,518
                                                                    ===========

   The accompanying notes are an integral part of these financial statements.


                                       F2

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                         FOR THE YEARS ENDED OCTOBER 31

                                                             2001           2000
                                                             ----           ----
Revenue                                                $   68,747     $   70,632

Expenses:
   General, administrative and operating                   11,154         27,864
                                                       ----------     ----------

Net income                                             $   57,593     $   42,768
                                                       ==========     ==========

Basic and diluted earnings per common share:           $      .03     $      .02
                                                       ==========     ==========

Weighted average number of shares outstanding           2,014,500      2,014,500

   The accompanying notes are an integral part of these financial statements.


                                       F3

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                  FOR THE YEARS ENDED OCTOBER 31, 2001 AND 2000

                                                      Common      Additional                             Total
                                                      Stock         Paid-in        Accumulated        Stockholders'
                                       Shares         Amount        Capital          Deficit           Deficiency
                                       ------         ------        -------          -------           ----------
Balances, October 31, 1999            2,014,500        $201        $202,936        $(1,128,964)        $(925,827)

Net income for the year
   ended October 31, 2000                                                               42,768            42,768
                                      ---------        ----        --------        -----------         ---------

Balances, October 31, 2000            2,014,500        $201        $202,936        $(1,086,196)        $(883,059)

Net income for the year
   ended October 31, 2001                                                               57,593            57,593

Issuance of shares in
   satisfaction of obligations          413,422          42         222,210                              222,252
                                      ---------        ----        --------                            ---------

Balances, October 31, 2001            2,427,922        $243        $425,146        $(1,028,603)        $(603,214)
                                      =========        ====        ========        ===========         =========

   The accompanying notes are an integral part of these financial statements.


                                       F4

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE YEARS ENDED OCTOBER 31

                                                                    2001          2000
                                                                    ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                      $ 57,593      $ 42,768
Adjustments to reconcile net income to net cash consumed by
operating activities:
     Changes in current liabilities:
       Decrease in amount due to Affiliate                       (56,973)      (42,263)
       Decrease in accounts payable and accrued expenses            (698)         (681)
                                                                --------      --------
Net cash flows consumed by operating activities                      (78)         (177)

CASH FLOWS FROM INVESTING ACTIVITIES                                  --            --

CASH FLOWS FROM FINANCING ACTIVITIES                                  --            --

                                                                --------      --------
Decrease in cash                                                     (78)         (177)
Cash, beginning of period                                            146           323
                                                                --------      --------
Cash, end of period                                             $     68      $    146
                                                                ========      ========

   The accompanying notes are an integral part of these financial statements.


                                       F5

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2001

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

      At October 31, 2001, approximately twenty three percent of the Company's outstanding common stock was owned by a publicly held Company.

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

NOTE 2 GOING CONCERN UNCERTAINTY

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company had a material working capital deficiency and an accumulated deficit at October 31, 2001. Additionally, the Company receives significant financial support and generates all of its revenue from an affiliated entity, Air Brook Limousine, Inc. ("Air Limo"), pursuant to agreements dated February 4, 1991 and May 1, 1993 (See Note 5). These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation with its affiliate.

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


                                       F6

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2001

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

      b. Cash

      For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

      c. Fair Value of Financial Instruments

      The carrying amounts of the Company's financial instruments, which include cash equivalents, accounts payable and accrued liabilities approximate their fair values at October 31, 2001.

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

      g. Advertising Costs

      The Company expenses advertising costs when the advertisement occurs. There were no expenditures for advertising during the years ended October 31, 2001 or 2000.


                                       F7

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2001

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

      h. Segment Reporting

      Management treats the operation of the Company and its subsidiary as one segment.

      i. Recognition of Revenue

      Revenue is realized from commissions on sales at the Satellite Terminals. Recognition occurs upon receipt of daily reports of these sales.

NOTE 4 RELATED PARTY TRANSACTIONS

      Pursuant to two 1991 agreements, Abex transferred all of its transportation equipment and the operating activities of a ground transportation facility in Ridgewood, New Jersey to its affiliate, Air Limo. Air Limo in return has agreed to pay Abex a fee equal to ten (10%) percent of gross collections from such facility.

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

      In October, 2001 a $17.339 obligation to Air Limo was cancelled in return for the issuance of 277,422 shares of Company common stock.

NOTE 5 DUE TO AFFILIATE

      As of October 31, 2001, there was a balance due to Air Limo of $613,898, the net amount of advances made by Air Limo partially offset by earnings on the contracts for the operation of the two terminals. This balance bears no interest and is payable on demand.


                                       F8

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2001

NOTE 6 INCOME TAXES

      The Company and its subsidiary have each experienced significant net operating losses in previous years. As a result, neither has incurred Federal income taxes during the years ended October 31, 2000 or 2001. The available net operating losses totaled approximately $1,025,000 at October 31, 2001. These losses can be carried forward and deducted in any year in which the Companies have taxable income. If not used, these carryforwards will expire as follows:

                                2002      84,000
                                2003     477,000
                                2004     344,000
                                2005     120,000

      Under Statement of Financial Accounting Standards No. 109, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. The Company has recorded deferred tax assets as follows:

                                                    Long
                                      Current       Term         Total
                                      -------       ----         -----
          Deferred Tax Assets         $10,800     $170,560     $181,360
          Realization Allowance            --      170,560      170,560
                                      -------     --------     --------
               Balance Recognized     $10,800     $     --     $ 10,800
                                      =======     ========     ========

      The provision for current income taxes was $9,398 in the year ended October 31, 2001 and $6,415 in the year ended October 31, 2000. These provisions have been offset by adjustments to the realization allowance, reducing to zero the income tax charge each year.

NOTE 7 SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

      Revenue recognition produces a reduction of the obligation to Air Limo. In addition, most Company expenses are paid by Air Limo and the obligation is increased. These transactions resulted in a net reduction of the obligation to Air Limo during the year ended October 31, 2001 of $56,973; in addition, the obligation was reduced by $17,339 by the issuance of 277,422 shares of common stock. The obligation was reduced $42,264 during the year ended October 31, 2000. An additional 136,000 shares of common stock were issued during the year in exchange for the cancellation of a company obligation of $204,913. There were no other noncash investing and financing activities during either year.

      There was no cash paid for interest or taxes during these years.


                                       F9

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2001

NOTE 8 COMMITMENTS AND CONTINGENCIES

      a. Dependence on Affiliate

      Air Limo advances funds on behalf of the Company and its subsidiary to finance day to day operations. This arrangement could be terminated at any time by Air Limo, and these advances are due on demand. In addition, all Company revenue comes from commissions on revenue of the two facilities operated by Air Limo.

      b. Dependence on Lease Terms

      The Ridgewood terminal, which is operated by Air Limo, is leased by Air Limo from the village of Ridgewood, New Jersey. This facility produced 89% of Company revenue during the year ended October 31, 2001. The initial lease term expired January 1, 1999.

      The lease term of the Montvale facility ended January 31, 2001. The New Jersey Highway Authority has subsequently entered into a new ten-year lease with Air Limo that will terminate January 31, 2011.


                                      F10

PART III

Item 9. Directors and Executive Officers of the Registrant

Name                       Position                   Term-Served Since
----                       --------                   -----------------
Donald M. Petroski         President, Chief           July, 1988
                           Financial Officer,
                           Director

Jeffrey M. Petroski        Secretary                  August, 1989

Donald M. Petroski (63 years old) has been President, Chief Financial Officer and a Director of the Registrant since July 1988 when the Registrant acquired all of the outstanding stock of Abex, of which Mr. Petroski was the sole shareholder. Mr. Petroski has been involved in the ground transportation industry for over thirty (30) years, beginning in 1971 when he founded Air Limo of which he remains President.

Jeffrey M. Petroski (38 years old) has been Secretary of the Registrant since August, 1989. A graduate of Rutgers University, Mr. Petroski has been involved in the transportation industry for 16 years. Mr. Petroski is the son of Donald Petroski and also a Vice President of Air Limo, an affiliate of the Registrant.

The above officers and directors shall serve for a term of one year or until their successors have been elected.

Item 10. Executive Compensation

For the year ended October 31, 2001 no executive officers or directors of the registrant were paid or accrued remuneration in excess of $60,000.

No compensation has been or will be paid on account of services rendered by a director in such capacity other than for the reasonable expenses incurred in connection with the Registrant's business.

Item 11. Security Ownership of Certain Beneficial Owners and Management

(a)   Security Ownership of Certain Beneficial Owners:

      Set forth below is certain information concerning persons/entities who are known by the Registrant to own beneficially more than 5% of the Registrant's Common Stock, $.0001 par value, on October 31, 2001:

                               Amount and Nature
Name and Address                 of Beneficial               Percent
of Beneficial Owner                Ownership               of Class (1)
-------------------                ---------               ------------
Donald M. Petroski (2)             1,315,397                   54.2%
P.O. Box 123                       President
115 West Passaic Street
Rochelle Park, NJ

New America Group, Inc.              550,500                   22.6%
513 Main Avenue
Bay Head, NJ

Weiner & Lesniak                     136,000                    5.6%
425 Eagle Rock Avenue
Roseland, NJ

(1) Based upon 2,427,922 shares of Common Stock outstanding as of October 31, 2001.

(2) Donald M. Petroski's shares include 1,010,000 shares owned by Mr. Petroski, 277,422 shares owned by Air Limo, 27,850 shares owned by his son, Jeffrey M. Petroski, and 125 shares owned by his wife, Barbara Petroski.

(b)   Security Ownership of Management:

      Set forth below is certain information concerning the number and percentage of shares of Common Stock of the Registrant owned of record and beneficially by each officer and director of the Registrant and by all officers and directors as a group as of October 31, 2001.

                                             Amount of
                     Name and Address      of Beneficial   Percent of Class
Title of Class      of Beneficial Owner      Ownership            (1)
--------------      -------------------      ---------            ---
Common Stock        Donald M. Petroski
$.0001 par value    President, Director      1,010,000           41.6%

Common Stock
$.0001 par value    Air Brook Limousine        277,422           11.4%

Common Stock        Jeffrey M. Petroski
$.0001 par value    Secretary                   27,850            1.2%

Common Stock
$.0001 par value    Barbara Petroski               125             --
                                             ---------           ----

Total                                        1,315,397           54.2%
                                             =========           ====

(1) Based upon 2,427,922 shares of Common Stock outstanding as of October 31, 2001.

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

In November, 1988, Abex executed an agreement to acquire Central Transit Lines, Inc. ("CTL"), by issuance of additional shares of common stock in exchange for 100% of the issued and outstanding common shares of CTL. CTL is a wholly owned subsidiary of Air Limo. The agreement provided for a transition period during which several contingencies had to be met before the acquisition became effective. The transaction was terminated in 1989. The agreement stipulated that if the acquisition was not consummated, Abex would be responsible to CTL for all reasonable costs associated with such transition period. Abex is indebted to CTL in the amount of $231,272 at October 31, 2001 and 2000 relating to costs associated with this transaction; this amount is included in the amount due to affiliate on the balance sheet.

In addition to the above, as of October 31, 2001 and 2000, the Company and its subsidiary were obligated to Air Limo for advances in the amount of $382,625 and $456,938, respectively. These advances are made directly to or on behalf of the Company and Abex to fund operations and liquidate liabilities. Such advances bear no interest and are payable on demand.

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

                                        AIR BROOK AIRPORT EXPRESS, INC., AND
                                        SUBSIDIARY (Registrant)


Dated: January 24, 2002                 By:/Donald M. Petroski
                                        ----------------------------------------
                                        DONALD M. PETROSKI
                                        President

                                        By:/Donald M. Petroski
                                        ----------------------------------------
                                        DONALD M. PETROSKI
                                        Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


January 24, 2002                        /Donald M. Petroski
                                        ----------------------------------------
                                        DONALD M. PETROSKI, President,
                                        Chief Financial Officer and Director


January 24, 2002                        /Jeffrey M. Petroski
                                        ----------------------------------------
                                        JEFFREY M. PETROSKI, Secretary