Form 10QSB
period 2002-01-31
AIR BROOK AIRPORT EXPRESS INC
filed 2002-03-14
CIK 803097

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|xx| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  January 31, 2002
                              --------------------------------------------------

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                              ---------------------  --------------------------

Commission File Number:                           33-9218
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 2,427,922 shares as of January 31, 2002.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                                      INDEX

PART I - FINANCIAL INFORMATION:

    ITEM 1 - FINANCIAL STATEMENTS

             Consolidated Balance Sheets (Unaudited) January 31, 2002
             and October 31, 2001                                       1

             Consolidated Statements of Income for the Three Months
             Ended January 31, 2002 and 2001 (Unaudited)                2

             Consolidated Statement of Changes In Stockholders'
             Deficit (Unaudited) for the Three Months Ended
             January 31, 2002                                           3

             Consolidated Statements of Cash Flows for the Three
             Months Ended January 31, 2002 and 2001 (Unaudited)         4

             Notes to Consolidated Financial Statements (Unaudited)     5 - 9

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
    CONDITION AND RESULTS OF OPERATIONS                                 10

    PART II - OTHER INFORMATION                                         11

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                  (Unaudited)
                                                  January 31,    October 31,
                                                     2002           2001
                                                     ----           ----
ASSETS
Current assets:
        Cash                                      $        23    $        68
        Deferred Tax Asset                             10,800         10,800
                                                  -----------    -----------
                 Total current assets                  10,823         10,868
Deposits                                                  650            650
                                                  -----------    -----------
Total assets                                      $    11,473    $    11,518
                                                  -----------    -----------
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
       Accounts payable                           $     - 0 -    $     - 0 -
       Accrued expenses                                   834            834
       Due to affiliate                               605,011        613,898
                                                  -----------    -----------

                Total current liabilities             605,845        614,732
                                                  -----------    -----------

Stockholders' deficit:
       Common stock, $.0001 par value:
       98,800,000 shares authorized;
       2,427,922 issued and outstanding                   243            243
       Preferred stock, $.0001 par value:
       1,200,000 shares authorized; none issued
       Additional paid-in capital                     425,146        425,146
       Accumulated deficit                         (1,019,761)    (1,028,603)
                                                  -----------    -----------

                Total stockholders' deficit          (594,372)      (603,214)
                                                  -----------    -----------

Total liabilities and stockholders' deficit       $    11,473    $    11,518
                                                  -----------    -----------

   The accompanying notes are an integral part of these financial statements
                                  (unaudited).

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                     FOR THE THREE MONTHS ENDED JANUARY 31,
                                  (UNAUDITED)

                                                           2002         2001
                                                           ----         ----

Revenue                                                 $   14,816   $   18,525

General, administrative and operating expenses          $    5,974   $    1,041
                                                        ----------   ----------

Net income/(loss)                                       $    8,842   $   17,484
                                                        ==========   ==========
Income/(loss) per common equivalent share:
 Net income/(loss)                                      $      .00   $      .01
                                                        ==========   ==========

Weighted average number of common shares outstanding:
 Primary                                                 2,427,922    2,014,500
                                                        ==========   ==========

   The accompanying notes are an integral part of these financial statements
                                  (unaudited).

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                   FOR THE THREE MONTHS ENDED JANUARY 31, 2002
                                   (UNAUDITED)

                                               Common Stock         Additional                      Total
                                               ------------           Paid-in    Accumulated    Stockholders'
                                           Shares       Amount        Capital       deficit        deficit
                                           ------       ------        -------       -------        -------
Balances at November 1, 2001              2,427,922   $       243   $   425,146   $(1,028,603)   $  (603,214)

Net income for the three months ended
January 31, 2002                                                                        8,842          8,842
                                        -----------   -----------   -----------   -----------    -----------
Balance at January 31, 2002               2,427,922   $       243   $   425,146   $(1,019,761)   $  (594,372)
                                        ===========   ===========   ===========   ===========    ===========

   The accompanying notes are an integral part of these financial statements
                                  (unaudited).

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE THREE MONTHS ENDED JANUARY 31,
                                   (UNAUDITED)

                                                                            2002        2001
                                                                            ----        ----
Cash flows from operating activities:
  Net income                                                              $  8,842    $ 17,484
  Adjustments to reconcile net income to net cash consumed
   by operating activities:
      Changes in current liabilities:
         Decrease in accounts payable and accrued expenses                   - 0 -        (153)
         Decrease in amount due to Affiliate                                (8,887)    (17,375)
                                                                          --------    --------
Net cash consumed by operating activities                                      (45)        (44)

CASH FLOWS FROM INVESTING ACTIVITIES                                            --          --

CASH FLOWS FROM FINANCING ACTIVITIES                                            --          --
                                                                          --------    --------

Decrease in cash                                                               (45)        (44)

Cash, beginning of period                                                       68         146
                                                                          --------    --------

Cash, end of period                                                       $     23    $    102
                                                                          ========    ========

   The accompanying notes are an integral part of these financial statements
                                  (unaudited).

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2002

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

      At January 31, 2002 and October 31, 2001, approximately twenty three percent of the Company's outstanding common stock was owned by a publicly held Company.

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

NOTE 2 GOING CONCERN UNCERTAINTY

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company had a material working capital deficiency and an accumulated deficit at January 31, 2002. Additionally, the Company receives significant financial support and generates all of its revenue from an affiliated entity, Air Brook Limousine, Inc. ("Air Limo"), pursuant to agreements dated February 4, 1991 and May 1, 1993 (See Note 5). These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation with its affiliate.

      The Company's present plans, the realization of which cannot be assured, to overcome these difficulties include but are not limited to the continuing effort to investigate business acquisition and merger opportunities.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2002

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

      c. Fair Value of Financial Instruments

      The carrying amounts of the Company's financial instruments, which include cash equivalents, accounts payable and accrued liabilities approximate their fair values at January 31, 2002.

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

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2002

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

      g. Advertising Costs

      The Company expenses advertising costs when the advertisement occurs. There were no expenditures for advertising during the quarters ended January 31, 2002 or 2001.

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

NOTE 5 DUE TO AFFILIATE

      Air Limo has advanced a net total of $605,011 and $613,898, as of January 31, 2002 and October 31, 2001, respectively, directly to or on behalf of Abex to fund operations and liquidate liabilities. Such advances bear no interest and are payable on demand.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2002

NOTE 6 INCOME TAXES

      The Company and its subsidiary have each experienced significant net operating losses in previous years. As a result, neither has incurred Federal income taxes during the quarters ended January 31, 2002 or 2001. The available net operating losses totaled $1,025,000 at October 31, 2001. These losses can be carried forward and deducted in any year in which the Companies have taxable income. If not used, these carryforwards will expire as follows:

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
                                      =======   ========   ========

      The provision for current income taxes was $1,500 in the quarter ended January 31, 2002. The provision for current income taxes was $2,623 in the quarter ended January 31, 2001. These provisions have been offset by adjustments to the realization allowance, reducing to zero the income tax charge for the quarters.

NOTE 7 SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

      Revenue recognition produces a reduction of the obligation to Air Limo. In addition, most Company expenses are paid by Air Limo and the obligation is increased. These transactions resulted in a net reduction of the obligation to Air Limo during the quarter ended January 31, 2002 of $8,887, and by $17,375 during the quarter ended January 31, 2001. There were no other noncash investing and financing activities during either year.

      There was no cash paid for interest or taxes during these quarters.

NOTE 8 COMMITMENTS AND CONTINGENCIES

      a. Litigation

      None

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2002

NOTE 8 COMMITMENTS AND CONTINGENCIES (cont'd)

      b. Dependence on Affiliate

      Air Limo advances funds on behalf of the Company and its subsidiary to finance day to day operations. This arrangement could be terminated at any time by Air Limo, and these advances are due on demand. In addition, all Company revenue comes from commissions on revenue of the two facilities operated by Air Limo.

      c. Dependence on Lease Terms

      The Ridgewood terminal, which is operated by Air Limo, is leased by Air Limo from the village of Ridgewood, New Jersey. This facility produced 88% of Company revenue during the year ended October 31, 2001. The initial lease term expired January 1, 1999.

      The lease term of the Montvale facility ended January 31, 2001. The New Jersey Highway Authority has subsequently entered into a new ten-year lease with Air Limo that will terminate January 31, 2011.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                                JANUARY 31, 2002

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Three months ended January 31, 2002 compared to three months ended January 31, 2001

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

      In conjunction with such agreements, the Registrant has generated revenue of $14,816 and $18,525 for the three months ended January 31, 2002 and 2001, respectively.

      For the three months ended January 31, 2002, the Company has generated net income in the amount of $8,842, whereas for the three months ended January 31, 2001 the Company generated net income in the amount of $17,484.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                                JANUARY 31, 2002

                           PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings:

         None

ITEM 2 - Changes in Securities:

         None

ITEM 3 - Defaults Upon Senior Securities:

         None

ITEM 4 - Submission of Matters to a Vote of Security Holders:

         None

ITEM 5 - Other Information:

         None

ITEM 6 - Exhibits and Reports on Form 8-K:

         None

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                                JANUARY 31, 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Air Brook Airport Express, Inc.
                                             -------------------------------
                                             (Registrant)


March 13, 2002                               Donald M. Petroski
-----------------------                      ------------------
Date                                         Donald M. Petroski,
                                             President, Director and Chief
                                             Financial Officer

                                AIR BROOK EXPRESS
                         10Q/10K Preparatory Information
                               First Quarter 2001

PERIOD TYPE
FISCAL YEAR END                                                October 31, 2002
PERIOD START                                                   November 1, 2001
PERIOD END                                                     January 31, 2002
EXCHANGE RATE                                                              1.00
CASH                                                                         23
SECURITIES                                                                    0
RECEIVABLES                                                              10,800
ALLOWANCES                                                                    0
INVENTORY                                                                     0
CURRENT ASSETS                                                           10,823
PP&E                                                                        650
DEPRECIATION                                                                  0
TOTAL ASSETS                                                             11,473
CURRENT LIABILITIES                                                     605,845
BONDS                                                                         0
PREFERRED MANDATORY                                                           0
PREFERRED                                                                     0
COMMON                                                                 (594,372)
OTHER SECURITIES                                                              0
TOTAL LIABILITY AND EQUITY                                               11,473
SALES                                                                    14,816
TOTAL REVENUES                                                           14,816
CGS                                                                           0
TOTAL COSTS                                                                   0
OTHER EXPENSES                                                            5,974
LOSS PROVISION                                                                0
INTEREST EXPENSE                                                              0
INCOME PRETAX                                                             8,842
INCOME TAX                                                                    0
INCOME CONTINUING                                                         8,842
DISCONTINUED                                                                  0
EXTRAORDINARY                                                                 0
CHANGES                                                                       0
NET INCOME                                                                8,842
EPS PRIMARY                                                               $0.00
EPS DILUTED                                                               $0.00