Form 10QSB
period 2002-04-30
AIR BROOK AIRPORT EXPRESS INC
filed 2002-06-11
CIK 803097

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2002

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

Commission File Number: 33-9218

                         Air Brook Airport Express, Inc.
             (Exact name of registrant as specified in its charter)

            Delaware                                             22-2742564
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

115 West Passaic Street, Rochelle Park, New Jersey                  07662
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 2,427,922 shares as of April 30, 2002.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                                      INDEX

PART I - FINANCIAL INFORMATION:

     ITEM 1 - FINANCIAL STATEMENTS

          Consolidated Balance Sheets April 30, 2002 (Unaudited)
          and October 31, 2001                                                 1

          Consolidated Statements of Income (Unaudited) for the
          Three Months Ended April 30, 2002 and 2001                           2

          Consolidated Statements of Income (Unaudited) for the
          Six Months Ended April 30, 2002 and 2001                             3

          Consolidated Statement of Changes In Stockholders'
          Deficit (Unaudited) for the Six Months Ended April 30, 2002          4

          Consolidated Statements of Cash Flows (Unaudited) for the
          Six Months Ended April 30, 2002 and 2001                             5

          Notes to Consolidated Financial Statements (Unaudited)               6

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                          7

PART II - OTHER INFORMATION                                                    8

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                            (Unaudited)
                                                              April 30,       October 31,
                                                                2002             2001
                                                                ----             ----
ASSETS
Current assets:
         Cash                                               $       185       $        68
         Deferred Tax Asset                                      10,800            10,800
                                                            -----------       -----------

                  Total current assets                           10,985            10,868

Deposits                                                            650               650
                                                            -----------       -----------

Total assets                                                $    11,635       $    11,518
                                                            -----------       -----------

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
         Accounts payable                                   $        -0-      $        -0-
         Accrued expenses                                           834               834
         Due to affiliate                                       593,110           613,898
                                                            -----------       -----------

                  Total current liabilities                     593,944           614,732
                                                            -----------       -----------

Stockholders' deficit:
         Common stock, $.0001 par value:
         98,800,000 shares authorized;
         2,427,922 issued and outstanding                           243               243
         Preferred stock, $.0001 par value:
         1,200,000 shares authorized; none issued
         Additional paid-in capital                             425,146           425,146
         Accumulated deficit                                 (1,007,698)       (1,028,603)
                                                            -----------       -----------

                  Total stockholders' deficit                  (582,309)         (603,214)
                                                            -----------       -----------

Total liabilities and stockholders' deficit                 $    11,635       $    11,518
                                                            -----------       -----------

   The accompanying notes are an integral part of these financial statements
                                  (unaudited).

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                      FOR THE THREE MONTHS ENDED APRIL 30,
                                   (UNAUDITED)

                                                       2002            2001
                                                       ----            ----

Revenue                                             $   15,178      $   17,057

General, administrative and operating expenses      $    3,115      $       45
                                                    ----------      ----------

Net income                                          $   12,063      $   17,012
                                                    ==========      ==========
Income per common equivalent share:
 Net income                                         $      .00      $      .01
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

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                       FOR THE SIX MONTHS ENDED APRIL 30,
                                   (UNAUDITED)

                                                       2002            2001
                                                       ----            ----

Revenue                                             $   29,994      $   35,582

General, administrative and operating expenses      $    9,089      $    1,086
                                                    ----------      ----------

Net income                                          $   20,905      $   34,496
                                                    ==========      ==========
Income per common equivalent share:
 Net income                                         $      .01      $      .02
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

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                     FOR THE SIX MONTHS ENDED APRIL 30, 2002
                                   (UNAUDITED)

                                                Common Stock         Additional                         Total
                                          ----------------------      Paid-in       Accumulated     Stockholders'
                                           Shares         Amount      Capital         deficit          deficit
                                           ------         ------      -------         -------          -------
Balances at November 1, 2001              2,427,922      $   243      $425,146      $(1,028,603)      $(603,214)

Net income for the six  months ended
April 30, 2002                                                                           20,905          20,905
                                          ---------      -------      --------      -----------       ---------
Balance at April 30, 2002                 2,427,922      $   243      $425,146      $(1,007,698)      $(582,309)
                                          =========      =======      ========      ===========       =========

   The accompanying notes are an integral part of these financial statements
                                  (unaudited).

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE SIX MONTHS ENDED APRIL 30,
                                   (UNAUDITED)

                                                                  2002           2001
                                                                  ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                    $ 20,905       $ 34,496
  Adjustments to reconcile net income to net cash consumed
   by operating activities:
      Changes in current liabilities:
         Decrease in accounts payable and accrued expenses            -0-          (698)
         Decrease in amount due to Affiliate                     (20,988)       (35,581)
                                                                --------       --------
Net cash consumed by operating activities                            (83)        (1,783)

CASH FLOWS FROM INVESTING ACTIVITIES                                  --             --

CASH FLOWS FROM FINANCING ACTIVITIES                                  --             --

ADVANCES FROM AFFILIATE                                              200          1,794
                                                                --------       --------

Increase in cash                                                     117             11

Cash, beginning of period                                             68            146
                                                                --------       --------

Cash, end of period                                             $    185       $    157
                                                                --------       --------

   The accompanying notes are an integral part of these financial statements
                                  (unaudited).

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2002

NOTE 1      BASIS OF PRESENTATION

            The unaudited interim consolidated financial statements of Air Brook Airport Express, Inc. and Subsidiary ("the Company") as of April 30, 2002 and for the three month and six month periods ended April 30, 2002 and 2001, have been prepared in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. The results of operations for the quarter and six month periods ended April 30, 2002 are not necessarily indicative of the results to be expected for the full fiscal year ending October 31, 2002.

            Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company for the year ended October 31, 2001.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                                 APRIL 30, 2002

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            Three months ended April 30, 2002 compared to three months ended April 30, 2001

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

            In conjunction with such agreements, the Registrant has generated revenue of $15,178 and $17,057 for the three months ended April 30, 2002 and 2001, respectively.

            For the three months ended April 30, 2002, the Company has generated net income in the amount of $12,063, whereas for the three months ended April 30, 2001 the Company generated net income in the amount of $17,012.

            Six months ended April 30, 2002 compared to six months ended April 30, 2001

            In conjunction with the above-noted agreements, the Registrant has generated revenue of $29,994 and $35,582 for the six months ended April 30, 2002 and 2001, respectively.

            For the six months ended April 30, 2002, the Company has generated net income in the amount of $20,905, whereas for the six months ended April 30, 2001 the Company generated net income in the amount of $34,496.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                                 APRIL 30, 2002

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

            None

ITEM 6 -    Exhibits and Reports on Form 8-K:

            None

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                                 APRIL 30, 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               Air Brook Airport Express, Inc.
                                               (Registrant)


June 10, 2002                                  Donald M. Petroski
-------------                                  ---------------------------------
Date                                           Donald M. Petroski,
                                               President, Director and Chief
                                               Financial Officer