Form 10QSB
period 2002-07-31
AIR BROOK AIRPORT EXPRESS INC
filed 2002-09-04
CIK 803097

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2002

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               ---------------------  -------------------------

Commission File Number: 33-9218

                         Air Brook Airport Express, Inc.
             (Exact name of registrant as specified in its charter)

         Delaware                                             22-2742564
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

115 West Passaic Street, Rochelle Park, New Jersey               07662
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

                                                                  Yes |_| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 2,427,922 shares as of July 31, 2002.

              AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY INDEX

PART I - FINANCIAL INFORMATION:

         ITEM 1 - FINANCIAL STATEMENTS

                  Consolidated Balance Sheets July 31, 2002 (Unaudited)
                  and October 31, 2001                                         1

                  Consolidated Statements of Income (Unaudited) for the
                  Three Months Ended July 31, 2002 and 2001                    2

                  Consolidated Statements of Income (Unaudited) for the
                  Nine Months Ended July 31, 2002 and 2001                     3

                  Consolidated Statement of Changes In Stockholders'
                  Deficit (Unaudited) for the Nine Months Ended
                  July 31, 2002                                                4

                  Consolidated Statements of Cash Flows (Unaudited) for the
                  Nine Months Ended July 31, 2002 and 2001                     5

                  Notes to Consolidated Financial Statements (Unaudited)       6

         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                   7

PART II - OTHER INFORMATION                                                    8

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                  (Unaudited)
                                                    July 31,    October 31,
                                                      2002         2001
                                                      ----         ----
ASSETS
------

Current assets:
        Cash                                       $     140    $        68
        Deferred Tax Asset                            10,800         10,800
                                                   ---------    -----------
                Total current assets                  10,940         10,868
Deposits                                                 650            650
                                                   ---------    -----------
Total assets                                       $  11,590    $    11,518
                                                   ---------    -----------
LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
        Accrued expenses                                 834            834
        Due to affiliate                             577,264        613,898
                                                   ---------    -----------

                Total current liabilities            578,098        614,732
                                                   ---------    -----------

Stockholders' deficit:
        Common stock, $.0001 par value:
        98,800,000 shares authorized;
        2,427,922 issued and outstanding                 243            243
        Preferred stock, $.0001 par value:
        1,200,000 shares authorized; none issued
        Additional paid-in capital                   425,146        425,146
        Accumulated deficit                         (991,897)    (1,028,603)
                                                   ---------    -----------

                Total stockholders' deficit         (566,508)      (603,214)
                                                   ---------    -----------

Total liabilities and stockholders' deficit        $  11,590    $    11,518
                                                   =========    ===========

   The accompanying notes are an integral part of these financial statements
                                  (unaudited).

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                       FOR THE THREE MONTHS ENDED JULY 31,
                                   (UNAUDITED)

                                                           2002         2001
                                                           ----         ----

Revenue                                                 $   17,368   $   17,505

General, administrative and operating expenses               1,567        6,485
                                                        ----------   ----------

Net income                                              $   15,801   $   11,020
                                                        ==========   ==========
Income per common equivalent share:
 Basic                                                  $      .01   $      .01
                                                        ==========   ==========

Weighted average number of common shares outstanding:
 Basic                                                   2,427,922    2,014,500
                                                        ==========   ==========

NOTE: There are no dilutive securities outstanding.

   The accompanying notes are an integral part of these financial statements
                                  (unaudited).

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                       FOR THE NINE MONTHS ENDED JULY 31,
                                   (UNAUDITED)

                                                           2002         2001
                                                           ----         ----

Revenue                                                 $   47,362   $   53,086

General, administrative and operating expenses              10,656        7,570
                                                        ----------   ----------

Net income                                              $   36,706   $   45,516
                                                        ==========   ==========
Income per common equivalent share:
 Basic                                                  $      .02   $      .02
                                                        ==========   ==========

Weighted average number of common shares outstanding:
 Basic                                                   2,427,922    2,014,500
                                                        ==========   ==========

NOTE: There are no dilutive securities outstanding.

   The accompanying notes are an integral part of these financial statements
                                  (unaudited).

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                     FOR THE NINE MONTHS ENDED JULY 31, 2002
                                   (UNAUDITED)

                                              Common Stock           Additional                        Total
                                              ------------             Paid-in      Accumulated    Stockholders'
                                          Shares        Amount         Capital        deficit         deficit
                                          ------        ------         -------        -------         -------
Balances at November 1, 2001              2,427,922   $        243   $    425,146   $ (1,028,603)   $   (603,214)
Net income for the nine months ended
July 31, 2002                                                                             36,706          36,706
                                       ------------   ------------   ------------   ------------    ------------
Balance at July 31, 2002                  2,427,922   $        243   $    425,146   $   (991,897)   $   (566,508)
                                       ============   ============   ============   ============    ============

   The accompanying notes are an integral part of these financial statements
                                  (unaudited).

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE NINE MONTHS ENDED JULY 31,
                                   (UNAUDITED)

                                                               2002        2001
                                                             --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                 $ 36,706    $ 45,516
  Adjustments to reconcile net income to net cash consumed
   by operating activities:
      Changes in current liabilities:
         Decrease in accounts payable and accrued expenses         --        (698)
         Decrease in amount due to Affiliate                  (36,834)    (53,131)
                                                             --------    --------
Net cash consumed by operating activities                        (128)     (8,313)

CASH FLOWS FROM INVESTING ACTIVITIES                               --          --

CASH FLOWS FROM FINANCING ACTIVITIES                               --          --

         Advances from affiliate                                  200       8,279
                                                             --------    --------
Increase in cash                                                   72         (34)

Cash, beginning of period                                          68         146
                                                             --------    --------
Cash, end of period                                          $    140    $    112
                                                             ========    ========

   The accompanying notes are an integral part of these financial statements
                                  (unaudited).

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2002

NOTE 1 BASIS OF PRESENTATION

      The unaudited interim consolidated financial statements of Air Brook Airport Express, Inc. and Subsidiary ("the Company") as of July 31, 2002 and for the three month and nine month periods ended July 31, 2002 and 2001, have been prepared in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. The results of operations for the quarter and nine month periods ended July 31, 2002 are not necessarily indicative of the results to be expected for the full fiscal year ending October 31, 2002.

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

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                                  JULY 31, 2002

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Three months ended July 31, 2002 compared to three months ended July 31, 2001

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

      In conjunction with such agreements, the Registrant has generated revenue of $17,368 and $17,505 for the three months ended July 31, 2002 and 2001, respectively.

      For the three months ended July 31, 2002, the Company has generated net income in the amount of $15,801, whereas for the three months ended July 31, 2001 the Company generated net income in the amount of $11,020.

      Nine months ended July 31, 2002 compared to nine months ended July 31,
      2001

      In conjunction with the above-noted agreements, the Registrant has generated revenue of $47,362 and $53,086 for the nine months ended July 31, 2002 and 2001, respectively.

      For the nine months ended July 31, 2002, the Company has generated net income in the amount of $36,706, whereas for the nine months ended July 31, 2001 the Company generated net income in the amount of $45,516.

      In the nine month period of 2002, the Company was negatively affected by low volume following the September attacks on the World Trade Center.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                                  JULY 31, 2002

                           PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings:

      None

ITEM 2 - Changes in Securities:

      None

ITEM 3 - Defaults Upon Senior Securities:

      None

ITEM 4 - Submission of Matters to a Vote of Security Holders:

      None

ITEM 5 - Other Information:

      None

ITEM 6 - Exhibits and Reports on Form 8-K:

      None

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                                  JULY 31, 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Air Brook Airport Express, Inc.
                                      (Registrant)


September 3, 2002                     Donald M. Petroski
--------------------------            ------------------
Date                                  Donald M. Petroski,
                                      President, Director and Chief
                                      Financial Officer