Form 10QSB
period 2003-01-31
AIR BROOK AIRPORT EXPRESS INC
filed 2003-03-14
CIK 803097

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2003

                                       or

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 2,427,922 shares as of January 31, 2003.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                                      INDEX

PART I - FINANCIAL INFORMATION:

    ITEM 1 - FINANCIAL STATEMENTS

         Consolidated Balance Sheets January 31, 2003 (Unaudited)
         and October 31, 2002                                              1

         Consolidated Statements of Income for the
         Three Months Ended January 31, 2003 and 2002 (Unaudited)          2

         Consolidated Statement of Changes In Stockholders'
         Deficit for the Three Months Ended January 31, 2003 (Unaudited)   3

         Consolidated Statements of Cash Flows for the
         Three Months Ended January 31, 2003 and 2002 (Unaudited)          4

         Notes to Consolidated Financial Statements (Unaudited)            5

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
    OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                       6

    PART II - OTHER INFORMATION                                            7 - 8

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                      (Unaudited)
                                                      January 31,    October 31,
                                                         2003           2002
                                                       ---------      ---------
ASSETS
Current assets:
         Cash                                          $      52      $      95
         Deferred Tax Asset                               10,800         10,800
                                                       ---------      ---------

                  Total current assets                    10,852         10,895

Deposits                                                     650            650
                                                       ---------      ---------

Total assets                                           $  11,502      $  11,545
                                                       =========      =========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
         Accounts payable                              $      -0-     $      -0-
         Accrued expenses                                     -0-            90
         Due to affiliate                                554,713        566,780
                                                       ---------      ---------

                  Total current liabilities              554,713        566,870
                                                       ---------      ---------

Stockholders' deficit:
         Common stock, $.0001 par value:
         98,800,000 shares authorized;
         2,427,922 issued and outstanding                    243            243
         Preferred stock, $.0001 par value:
         1,200,000 shares authorized; none issued
         Additional paid-in capital                      425,146        425,146
         Accumulated deficit                            (968,600)      (980,714)
                                                       ---------      ---------

                  Total stockholders' deficit           (543,211)      (555,325)
                                                       ---------      ---------

Total liabilities and stockholders' deficit            $  11,502      $  11,545
                                                       =========      =========

   The accompanying notes are an integral part of these financial statements
                                  (unaudited).

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                     FOR THE THREE MONTHS ENDED JANUARY 31,
                                   (UNAUDITED)

                                                            2003         2002
                                                         ----------   ----------

Revenue                                                  $   15,232   $   14,816

General, administrative and operating expenses           $    3,118   $    5,974
                                                         ----------   ----------

Net income                                               $   12,114   $    8,842
                                                         ==========   ==========
Income per common equivalent share:
  Net income                                             $      .00   $      .00
                                                         ----------   ----------

Weighted average number of common shares outstanding:
  Primary                                                 2,427,922    2,427,922
                                                         ==========   ==========

   The accompanying notes are an integral part of these financial statements
                                  (unaudited).

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                   FOR THE THREE MONTHS ENDED JANUARY 31, 2003
                                   (UNAUDITED)

                                            Common Stock           Additional                           Total
                                       ----------------------        Paid-in       Accumulated      Stockholders'
                                         Shares        Amount        Capital         deficit           deficit
                                         ------        ------        -------         -------           -------
Balances at October 31, 2002           2,427,922        $243        $425,146        $(980,714)        $(555,325)
Net income for the three months
ended January 31, 2003                                                                 12,114            12,114
                                       ---------        ----        --------        ---------         ---------
Balance at January 31, 2003            2,427,922        $243        $425,146        $(968,600)        $(543,211)
                                       =========        ====        ========        =========         =========

   The accompanying notes are an integral part of these financial statements
                                  (unaudited).

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE THREE MONTHS ENDED JANUARY 31,
                                   (UNAUDITED)

                                                               2003       2002
                                                             --------   -------

Cash flows from operating activities:
  Net income                                                 $ 12,114   $ 8,842
  Adjustments to reconcile net income to net cash consumed
   by operating activities:
      Changes in current liabilities:
         Decrease in accounts payable and accrued expenses        (90)       --
         Decrease in amount due to Affiliate                  (12,068)   (8,887)
                                                             --------   -------
Net cash consumed by operating activities                         (44)      (45)

CASH FLOWS FROM INVESTING ACTIVITIES                               --        --

CASH FLOWS FROM FINANCING ACTIVITIES                               --        --
                                                             --------   -------
Decrease in cash                                                  (44)      (45)

Cash, beginning of period                                          96        68
                                                             --------   -------

Cash, end of period                                          $     52   $    23
                                                             ========   =======

   The accompanying notes are an integral part of these financial statements
                                  (unaudited).

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2003

NOTE 1      BASIS OF PRESENTATION

            The unaudited interim consolidated financial statements of Air Brook Airport Express, Inc. and Subsidiary ("the Company") as of January 31, 2003 and for the three month periods ended January 31, 2003 and 2002, have been prepared in accordance with the instructions for form 10-QSB and do not include all information in footnotes for a full presentation of financial position, results of operations, and cash flows in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. The results of operations for the quarter ended January 31, 2003 are not necessarily indicative of the results to be expected for the full fiscal year ending October 31, 2003.

            Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company for the year ended October 31, 2002.

NOTE 2      INCOME TAXES

            Under Statement of Financial Accounting Standards No. 109, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. At October 31, 2002, the Company had recorded deferred tax assets as follows:

                                                          Long
                                         Current          Term            Total
                                         -------        --------        --------
            Deferred Tax Assets          $10,800        $123,300        $134,100
            Realization Allowance             --         123,300         123,300
                                         -------        --------        --------
                 Balance Recognized      $10,800              --        $ 10,800
                                         =======        ========        ========

            The provisions for current income taxes were $7,183 in the year ended October 31, 2002 and $9,398 in the year ended October 31, 2001. These provisions were offset by adjustments to the realization allowance, reducing to zero the income tax charge each year.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                                JANUARY 31, 2003

ITEM 2  -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

            Three months ended January 31, 2003 compared to three months ended January 31, 2002

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

            In conjunction with such agreements, the Registrant has generated revenue of $15,232 and $14,816 for the three months ended January 31, 2003 and 2002, respectively.

            For the three months ended January 31, 2003, the Company has generated net income in the amount of $12,114, whereas for the three months ended January 31, 2002 the Company generated net income in the amount of $8,842. This increase in income occurred because unusual professional fees which were incurred in the first quarter of 2002 did not recur.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                                JANUARY 31, 2003

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

            None

ITEM 6 -    Exhibits and Reports on Form 8-K:

            None

ITEM 7 -    Certification of Officers

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Sections 906 and 302 of the Sorbanes - Oxley Act of 2002, the President, Chief Financial Officer and Secretary of the Company certify that:

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

      4. The officers signing below are responsible for internal controls, have designed controls to ensure that material information is made known to thje officers on a timely basis, have evaluated the effectiveness of those controls within 90 days prior to this report, and have reported on their evaluation of the controls.

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

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                                JANUARY 31, 2003

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Air Brook Airport Express, Inc.
                                        -------------------------------
                                        (Registrant)

March 10, 2003                          Donald M. Petroski
--------------                          -------------------------------
Date                                    Donald M. Petroski,
                                        President, Director and Chief
                                        Financial Officer