Form 10QSB
period 2003-04-30
AIR BROOK AIRPORT EXPRESS INC
filed 2003-06-13
CIK 803097

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|xx| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2003

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 2,427,922 shares as of April 30, 2003.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                                      INDEX

PART I - FINANCIAL INFORMATION:

      ITEM 1 - FINANCIAL STATEMENTS

          Consolidated Balance Sheets April 30, 2003 (Unaudited)
          and October 31, 2002                                             1

          Consolidated Statements of Income for the
          Three Months Ended April 30, 2003 and 2002 (Unaudited)           2

          Consolidated Statements of Income for the
          Six Months Ended April 30, 2003 and 2002 (Unaudited)             3

          Consolidated Statement of Changes In Stockholders'
          Deficit for the Six Months Ended April 30, 2003 (Unaudited)      4

          Consolidated Statements of Cash Flows for the
          Six Months Ended April 30, 2003 and 2002 (Unaudited)             5

          Notes to Consolidated Financial Statements (Unaudited)           6

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                     7

      PART II - OTHER INFORMATION                                          8 - 9

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                          April 30,       October 31,
                                                             2003             2002
                                                         (Unaudited)       (Audited)
                                                         -----------       ---------
ASSETS
Current assets:
           Cash                                           $     305        $      95
           Deferred Tax Asset                                10,800           10,800
                                                          ---------        ---------

                     Total current assets                    11,105           10,895

Deposits                                                        650              650
                                                          ---------        ---------

Total assets                                              $  11,755        $  11,545
                                                          =========        =========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
           Accounts payable                               $     -0-        $     -0-
           Accrued expenses                                     -0-               90
           Due to affiliate                                 543,120          566,780
                                                          ---------        ---------

                     Total current liabilities              543,120          566,870
                                                          ---------        ---------

Stockholders' deficit:
           Common stock, $.0001 par value:
           98,800,000 shares authorized;
           2,427,922 issued and outstanding                     243              243
           Preferred stock, $.0001 par value:
           1,200,000 shares authorized; none issued
           Additional paid-in capital                       425,146          425,146
           Accumulated deficit                             (956,754)        (980,714)
                                                          ---------        ---------

                     Total stockholders' deficit           (531,365)        (555,325)
                                                          ---------        ---------

Total liabilities and stockholders' deficit               $  11,755        $  11,545
                                                          =========        =========

   The accompanying notes are an integral part of these financial statements
                                  (unaudited).

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                   FOR THE THREE MONTH PERIODS ENDED APRIL 30,
                                   (UNAUDITED)

                                                          2003           2002
                                                       ----------     ----------

Revenue                                                $   14,207     $   15,178
General, administrative and operating expenses         $    2,361     $    3,115
                                                       ----------     ----------

Net income                                             $   11,846     $   12,063
                                                       ==========     ==========
Income per common equivalent share basic
and diluted:                                           $      .00     $      .00
                                                       ==========     ==========
Net income

Weighted average number of common shares
outstanding:                                            2,427,922      2,427,922
                                                       ==========     ==========

   The accompanying notes are an integral part of these financial statements.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                    FOR THE SIX MONTH PERIODS ENDED APRIL 30,
                                   (UNAUDITED)

                                                          2003           2002
                                                       ----------     ----------

Revenue                                                $   29,439     $   29,994
General, administrative and operating expenses         $    5,479     $    9,089
                                                       ----------     ----------

Net income                                             $   23,960     $   20,905
                                                       ==========     ==========
Income per common equivalent share -
basic and diluted:                                     $      .01     $      .01
                                                       ==========     ==========
Net income

Weighted average number of common shares
outstanding:                                            2,427,922      2,427,922
                                                       ==========     ==========

   The accompanying notes are an integral part of these financial statements.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                     FOR THE SIX MONTHS ENDED APRIL 30, 2003
                                   (UNAUDITED)

                                         Common Stock        Additional                       Total
                                     --------------------      Paid-in     Accumulated    Stockholders'
                                       Shares      Amount      Capital        deficit        deficit
                                     ---------     ------    ----------    -----------    -------------
Balances at October 31, 2002         2,427,922      $243      $425,146      $(980,714)      $(555,325)
Net income for the three months
ended April 30, 2003                                                           23,960          23,960
                                     ---------      ----      --------      ---------       ---------
Balance at April 30, 2003            2,427,922      $243      $425,146      $(956,754)      $(531,365)
                                     =========      ====      ========      =========       =========

   The accompanying notes are an integral part of these financial statements.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE SIX MONTHS ENDED APRIL 30,
                                   (UNAUDITED)

                                                                    2003         2002
                                                                --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                   $ 23,960     $ 20,905
   Adjustments to reconcile net income to net cash consumed
    by operating activities:
       Changes in current liabilities:
           Decrease in accounts payable and accrued expenses         (90)          --
           Decrease in amount due to Affiliate                   (23,960)     (20,988)
                                                                --------     --------
Net cash consumed by operating activities                            (90)         (83)

CASH FLOWS FROM INVESTING ACTIVITIES                                  --           --

CASH FLOWS FROM FINANCING ACTIVITIES                                  --           --
           Advance From Affiliate                                    300          200
                                                                --------     --------
Increase in cash                                                     210          117
Cash, beginning of period                                             95           68
                                                                --------     --------
Cash, end of period                                             $    305     $    185
                                                                ========     ========

   The accompanying notes are an integral part of these financial statements.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2003

NOTE 1      BASIS OF PRESENTATION

            The unaudited interim consolidated financial statements of Air Brook Airport Express, Inc. and Subsidiary ("the Company") as of April 30, 2003 and for the three month and six month periods ended April 30, 2003 and 2002, have been prepared in accordance with the instructions for form 10-QSB and do not include all information in footnotes for a full presentation of financial position, results of operations, and cash flows in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. The results of operations for the quarter and six month period ended April 30, 2003 are not necessarily indicative of the results to be expected for the full fiscal year ending October 31, 2003.

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

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                                 APRIL 30, 2003

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            Three months ended April 30, 2003 compared to three months ended April 30, 2002

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

            In conjunction with such agreements, the Registrant has generated revenue of $14,207 and $15,178 for the three months ended April 30, 2003 and 2002, respectively.

            For the three months ended April 30, 2003, the Company has generated net income in the amount of $11,846, whereas for the three months ended April 30, 2002 the Company generated net income in the amount of $12,063. This decrease in income occurred because of a decline in revenue offset somewhat by a reduction in administrative cost.

            Six months ended April 30, 2003 compared to six months ended April 30, 2002

            In conjunction with the above-noted agreements, the Registrant has generated revenue of $29,439 and $29,994 for the six months ended April 30, 2003 and 2002, respectively.

            For the six months ended April 30, 2003, the Company has generated net income in the amount of $23,960, whereas for the six months ended April 30, 2002 the Company generated net income in the amount of $20,905. This increase is the result of lower cost in the 2003 period.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                                 APRIL 30, 2003

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

      7. The Company maintains controls and procedures designed to ensure that the information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the principal financial officer of the Company concluded that the Company's disclosure controls and procedures were adequate.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                                 APRIL 30, 2003

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Air Brook Airport Express, Inc.
                                        ----------------------------------------
                                        (Registrant)


May 30, 2003                            Donald M. Petroski
Date                                    ----------------------------------------
                                        Donald M. Petroski,
                                        President, Director and Chief
                                        Financial Officer