Form 10QSB
period 2003-07-31
AIR BROOK AIRPORT EXPRESS INC
filed 2003-09-15
CIK 803097

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          July 31, 2003

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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

                                                                  Yes |_| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 2,427,922 shares as of July 31, 2003.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                                      INDEX

PART I - FINANCIAL INFORMATION:

ITEM 1 - FINANCIAL STATEMENTS

         Consolidated Balance Sheets July 31, 2003 (Unaudited)
         and October 31, 2002                                              1

         Consolidated Statements of Income for the
         Three Months Ended July 31, 2003 and 2002 (Unaudited)             2

         Consolidated Statements of Income for the
         Nine Months Ended July 31, 2003 and 2002 (Unaudited)              3

         Consolidated Statement of Changes In
         Stockholders' Deficit for the Nine
         Months Ended July 31, 2003 (Unaudited)                            4

         Consolidated Statements of Cash Flows for the
         Nine Months Ended July 31, 2003 and 2002 (Unaudited)              5

         Notes to Consolidated Financial Statements (Unaudited)            6

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                           7

PART II - OTHER INFORMATION                                                8 - 9

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                      July 31,      October 31,
                                                        2003           2002
                                                    (Unaudited)       (Audited)
ASSETS
Current assets:
         Cash                                         $     261      $      95
         Deferred Tax Asset                              10,800         10,800
                                                      ---------      ---------

                  Total current assets                   11,061         10,895

Deposits                                                    650            650
                                                      ---------      ---------

Total assets                                          $  11,711      $  11,545
                                                      =========      =========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
         Accounts payable                             $      -0-     $      -0-
         Accrued expenses                                    -0-            90
         Due to affiliate                               528,863        566,780
                                                      ---------      ---------

                  Total current liabilities             528,863        566,870
                                                      ---------      ---------

Stockholders' deficit:
         Common stock, $.0001 par value:
         98,800,000 shares authorized;
         2,427,922 issued and outstanding                   243            243
         Preferred stock, $.0001 par value:
         1,200,000 shares authorized; none issued
         Additional paid-in capital                     425,146        425,146
         Accumulated deficit                           (942,541)      (980,714)
                                                      ---------      ---------

                  Total stockholders' deficit          (517,152)      (555,325)
                                                      ---------      ---------

Total liabilities and stockholders' deficit           $  11,711      $  11,545
                                                      =========      =========

   The accompanying notes are an integral part of these financial statements
                                  (unaudited).

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                   FOR THE THREE MONTH PERIODS ENDED JULY 31,
                                   (UNAUDITED)

                                                           2003         2002
                                                           ----         ----

Revenue                                                 $   15,998   $   17,368

General, administrative and operating expenses          $    1,786   $    1,567
                                                        ----------   ----------

Net income                                              $   14,212   $   15,801
                                                        ==========   ==========

Income per common equivalent share - basic
and diluted:                                            $      .01   $      .01
                                                        ----------   ----------

Weighted average number of common shares outstanding:    2,427,922    2,427,922
                                                        ==========   ==========

   The accompanying notes are an integral part of these financial statements.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                    FOR THE NINE MONTH PERIODS ENDED JULY 31,
                                   (UNAUDITED)

                                                            2003          2002
                                                            ----          ----
Revenue                                                  $   45,437    $   47,362

General, administrative and operating expenses           $    7,264    $   10,656
                                                         ----------    ----------

Net income                                               $   38,173    $   36,706
                                                         ==========    ==========

Income per common equivalent share - basic
and diluted:                                             $      .02    $      .02
                                                         ----------    ----------

Weighted average number of common shares outstanding:     2,427,922     2,427,922
                                                         ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                     FOR THE NINE MONTHS ENDED JULY 31, 2003
                                   (UNAUDITED)

                                              Common Stock          Additional                      Total
                                         -----------------------     Paid-in     Accumulated    Stockholders'
                                           Shares        Amount      Capital        deficit        deficit
                                         ---------     ---------    ----------   -----------    -------------
Balances at October 31, 2002             2,427,922     $     243     $ 425,146     $(980,714)     $(555,325)
Net income for the nine months ended
July 31, 2003                                                                         38,173         38,173
                                         ---------     ---------     ---------     ---------      ---------
Balance at July 31, 2003                 2,427,922     $     243     $ 425,146     $(942,541)     $(517,152)
                                         =========     =========     =========     =========      =========

   The accompanying notes are an integral part of these financial statements.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE NINE MONTHS ENDED JULY 31,
                                   (UNAUDITED)

                                                                              2003          2002
                                                                              ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                $ 38,173      $ 36,706
  Adjustments to reconcile net income to net cash consumed by operating activities:
      Changes in current liabilities:
         Decrease in accounts payable and accrued expenses                       (90)           --
         Decrease in amount due to Affiliate                                 (38,218)      (36,834)
                                                                            --------      --------
Net cash consumed by operating activities                                       (135)         (128)

CASH FLOWS FROM INVESTING ACTIVITIES                                              --            --

CASH FLOWS FROM FINANCING ACTIVITIES                                              --            --
         Advance From Affiliate                                                  300           200
                                                                            --------      --------

Increase in cash                                                                 165            72

Cash, beginning of period                                                         95            68
                                                                            --------      --------
Cash, end of period                                                         $    261      $    140
                                                                            ========      ========

   The accompanying notes are an integral part of these financial statements.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2003

NOTE 1      BASIS OF PRESENTATION

            The unaudited interim consolidated financial statements of Air Brook Airport Express, Inc. and Subsidiary ("the Company") as of July 31, 2003 and for the three month and nine month periods ended July 31, 2003 and 2002, have been prepared in accordance with the instructions for form 10-QSB and do not include all information in footnotes for a full presentation of financial position, results of operations, and cash flows in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. The results of operations for the quarter and nine month period ended July 31, 2003 are not necessarily indicative of the results to be expected for the full fiscal year ending October 31, 2003.

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

NOTE 2      INCOME TAXES

            Under Statement of Financial Accounting Standards No. 109, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. At October 31, 2002, the Company had recorded deferred tax assets as follows:

                                                          Long
                                             Current      Term          Total
                                             -------      ----          -----
            Deferred Tax Assets             $ 10,800     $123,300     $134,100
            Realization Allowance                 --      123,300      123,300
                                            --------     --------     --------
                     Balance Recognized     $ 10,800           --     $ 10,800
                                            ========     ========     ========

            The provisions for current income taxes were $7,183 in the year ended October 31, 2002 and $9,398 in the year ended October 31, 2001. These provisions were offset by adjustments to the realization allowance, reducing to zero the income tax charge each year.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                                  JULY 31, 2003

ITEM 2  -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

            Three months ended July 31, 2003 compared to three months ended July 31, 2002

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

            In conjunction with such agreements, the Registrant has generated revenue of $15,998 and $17,368 for the three months ended July 31, 2003 and 2002, respectively.

            For the three months ended July 31, 2003, the Company has generated net income in the amount of $14,212, whereas for the three months ended July 31, 2002 the Company generated net income in the amount of $15,801. This decrease in income occurred because of a decline in revenue.

            Nine months ended July 31, 2003 compared to nine months ended July 31, 2002

            In conjunction with the above-noted agreements, the Registrant has generated revenue of $45,437 and $47,362 for the nine months ended July 31, 2003 and 2002, respectively.

            For the nine months ended July 31, 2003, the Company has generated net income in the amount of $38,173, whereas for the nine months ended July 31, 2002 the Company generated net income in the amount of $36,706. This increase is the result of lower cost in the 2003 period.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                                  JULY 31, 2003

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

      7. (a) The Company maintains controls and procedures designed to ensure that the information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the principal financial officer of the Company concluded that the Company's disclosure controls and procedures were adequate.

            (b) Changes in internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                                  JULY 31, 2003

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              Air Brook Airport Express, Inc.
                                              (Registrant)


September 12, 2003                            Donald M. Petroski
Date                                          ------------------
                                              Donald M. Petroski,
                                              President, Director and Chief
                                              Financial Officer