Form 10QSB
period 2004-01-31
AIR BROOK AIRPORT EXPRESS INC
filed 2004-03-15
CIK 803097

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2004

                                       or

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

                                                                  Yes |_| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 2,427,922 shares as of January 31, 2004.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                                      INDEX

PART I - FINANCIAL INFORMATION:

         ITEM 1 - FINANCIAL STATEMENTS

                  Consolidated Balance Sheets January 31, 2004 (Unaudited)
                  and October 31, 2003                                              1

                  Consolidated Statements of Income for the
                  Three Months Ended January 31, 2004 and 2003 (Unaudited)          2

                  Consolidated Statement of Changes In Stockholders'
                  Deficit for the Three Months Ended January 31, 2004 (Unaudited)   3

                  Notes to Consolidated Financial Statements (Unaudited)            4

         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                           6

         PART II - OTHER INFORMATION                                                7 - 8

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                      January 31,     October 31,
                                                          2004            2003
                                                      (Unaudited)      (Audited)
                                                      -----------      ---------
ASSETS
Current assets:
         Cash                                          $     171       $     216
         Deferred Tax Asset                               10,800          10,800
                                                       ---------       ---------
                  Total current assets                    10,971          11,016
Deposits                                                     650             650
                                                       ---------       ---------
Total assets                                           $  11,621       $  11,666
                                                       =========       =========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
         Accounts payable                              $      -0-      $      -0-
         Accrued expenses                                     -0-             -0-
         Due to affiliate                                503,879         516,143
                                                       ---------       ---------

                  Total current liabilities              503,879         516,143
                                                       ---------       ---------

Stockholders' deficit:
         Common stock, $.0001 par value:
         98,800,000 shares authorized;
         2,427,922 issued and outstanding                    243             243
         Preferred stock, $.0001 par value:
         1,200,000 shares authorized; none issued
         Additional paid-in capital                      425,146         425,146
         Accumulated deficit                            (917,647)       (929,866)
                                                       ---------       ---------

                  Total stockholders' deficit           (492,258)       (504,477)
                                                       ---------       ---------

Total liabilities and stockholders' deficit            $  11,621       $  11,666
                                                       =========       =========

   The accompanying notes are an integral part of these financial statements
                                  (unaudited).

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                  FOR THE THREE MONTH PERIODS ENDED JANUARY 31,
                                   (UNAUDITED)

                                                              2004            2003
                                                           ----------      ----------
Revenue                                                    $   14,051      $   15,232

General, administrative and operating expenses             $    1,832      $    3,118
                                                           ----------      ----------

Net income                                                 $   12,219      $   12,114
                                                           ==========      ==========

Income per common equivalent share - basic and
diluted:                                                   $      .01      $      .00
                                                           ==========      ==========

Weighted average number of common shares outstanding:       2,427,922       2,427,922
                                                           ==========      ==========

   The accompanying notes are an integral part of these financial statements.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                   FOR THE THREE MONTHS ENDED JANUARY 31, 2004
                                   (UNAUDITED)

                                                 Common Stock             Additional                        Total
                                                 ------------               Paid-in      Accumulated    Stockholders'
                                               Shares         Amount        Capital        Deficit         Deficit
                                               ------         ------        -------        -------         -------
Balances at October 31, 2003                 2,427,922       $   243       $ 425,146      $(929,866)      $(504,477)
Net income for the three months
ended January 31, 2004                                                                       12,219          12,219
                                             ---------       -------       ---------      ---------       ---------
Balance at January 31, 2004                  2,427,922       $   243       $ 425,146      $(917,647)      $(492,258)
                                             =========       =======       =========      =========       =========

   The accompanying notes are an integral part of these financial statements.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE THREE MONTHS ENDED JANUARY 31,
                                   (UNAUDITED)

                                                                               2004           2003
                                                                             --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                 $ 12,219       $ 12,114
  Adjustments to reconcile net income to net cash consumed
   by operating activities:
      Changes in current liabilities:
         Decrease in accounts payable and accrued expenses                         --            (90)
         Decrease in amount due to Affiliate                                  (12,264)       (12,068)
                                                                             --------       --------
Net cash consumed by operating activities                                         (45)           (44)

CASH FLOWS FROM INVESTING ACTIVITIES                                               --             --

CASH FLOWS FROM FINANCING ACTIVITIES                                               --             --
                                                                             --------       --------
Decrease in cash                                                                  (45)           (44)
Cash, beginning of period                                                         216             96
                                                                             --------       --------
Cash, end of period                                                          $    171       $     52
                                                                             ========       ========

   The accompanying notes are an integral part of these financial statements.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2004

NOTE 1 BASIS OF PRESENTATION

      The unaudited interim consolidated financial statements of Air Brook Airport Express, Inc. and Subsidiary ("the Company") as of January 31, 2004 and for the three month periods ended January 31, 2004 and 2003, have been prepared in accordance with the instructions for form 10-QSB and do not include all information in footnotes for a full presentation of financial position, results of operations, and cash flows in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. The results of operations for the quarter ended January 31, 2004 are not necessarily indicative of the results to be expected for the full fiscal year ending October 31, 2004.

      Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company for the year ended October 31, 2003.

NOTE 2 INCOME TAXES

      Under Statement of Financial Accounting Standards No. 109, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. At October 31, 2003, the Company had recorded deferred tax assets as follows:

                                                        Long
                                         Current        Term           Total
                                         -------        ----           -----
      Deferred Tax Assets                $10,800      $115,700      $ 126,500
      Realization Allowance                   --       115,700        115,700
                                         -------      --------      ---------
               Balance Recognized        $10,800            --      $  10,800
                                         =======      ========      =========

      The provisions for current income taxes were $7,619 in the year ended October 31, 2003 and $7,183 in the year ended October 31, 2002. These provisions were offset by adjustments to the realization allowance, reducing to zero the income tax charge each year.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                                JANUARY 31, 2004

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Three months ended January 31, 2004 compared to three months ended January 31, 2003

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

      In conjunction with such agreements, the Registrant has generated revenue of $14,051 and $15,232 for the three months ended January 31, 2004 and 2003, respectively.

      For the three months ended January 31, 2004, the Company has generated net income in the amount of $12,219, whereas for the three months ended January 31, 2003 the Company generated net income in the amount of $12,114. This increase in income occurred because of a decline in expenses.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                                JANUARY 31, 2004

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

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                                JANUARY 31, 2004

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Air Brook Airport Express, Inc.
                                             -------------------------------
                                             (Registrant)


March 12, 2004                               Donald M. Petroski
--------------                               ------------------
Date                                         Donald M. Petroski,
                                             President, Director and Chief
                                             Financial Officer