Form 10QSB
period 2004-04-30
AIR BROOK AIRPORT EXPRESS INC
filed 2004-06-14
CIK 803097

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[xx] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   April 30, 2004
                              --------------------------------------------------

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

                                                                  Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 2,427,922 shares as of April 30, 2004.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                                      INDEX

PART I - FINANCIAL INFORMATION:

      ITEM  1 - FINANCIAL STATEMENTS

            Consolidated  Balance Sheets April 30, 2004  (Unaudited)
            and October 31, 2003                                           1

            Consolidated  Statements  of Income for the Three Months
            Ended April 30, 2004 and 2003 (Unaudited)                      2

            Consolidated  Statements  of Income  for the Six  Months
            Ended April 30, 2004 and 2003 (Unaudited)                      3

            Consolidated   Statement  of  Changes  In  Stockholders'
            Deficit  for  the  Six  Months   Ended  April  30,  2004
            (Unaudited)                                                    4

            Consolidated  Statement of Cash Flows for the Six Months
            Ended April 30, 2004 (Unaudited)                               5

            Notes to Consolidated Financial Statements (Unaudited)         6


      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                     7


PART II - OTHER INFORMATION                                                8 - 9

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                      April 30,     October 31,
                                                        2004           2003
                                                      ---------      ---------
                                                     (Unaudited)     (Audited)

ASSETS
------
Current assets:
         Cash                                         $     126      $     216
         Deferred Tax Asset                              10,800         10,800
                                                      ---------      ---------

                  Total current assets                   10,926         11,016

Deposits                                                    650            650
                                                      ---------      ---------


Total assets                                          $  11,576      $  11,666
                                                      =========      =========

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
         Accounts payable                               $ - 0 -         $- 0 -
         Accrued expenses                                 - 0 -          - 0 -
         Due to affiliate                               494,860        516,143
                                                      ---------      ---------

                  Total current liabilities             494,860        516,143
                                                      ---------      ---------


Stockholders' deficit:
         Common stock, $.0001 par value:
         98,800,000 shares authorized;
         2,427,922 issued and outstanding                   243            243
         Preferred stock, $.0001 par value:
         1,200,000 shares authorized; none issued
         Additional paid-in capital                     425,146        425,146
         Accumulated deficit                           (908,673)      (929,866)
                                                      ---------      ---------

                  Total stockholders' deficit          (483,284)      (504,477)
                                                      ---------      ---------

Total liabilities and stockholders' deficit           $  11,576      $  11,666
                                                      =========      =========

    The accompanying notes are an integral part of these financial statements
                                  (unaudited).

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                   FOR THE THREE MONTH PERIODS ENDED APRIL 30,

                                   (UNAUDITED)

                                                               2004           2003
                                                            ----------     ----------
Revenue                                                     $   15,822     $   14,207

General, administrative and operating expenses              $    6,848     $    2,361
                                                            ----------     ----------

Net income                                                  $    8,974     $   11,846
                                                            ==========     ==========

Income per common equivalent share - basic and diluted:     $      .00     $      .00
                                                            ==========     ==========

Weighted average number of common shares outstanding:        2,427,922      2,427,922
                                                            ==========     ==========

   The accompanying notes are an integral part of these financial statements.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                    FOR THE SIX MONTH PERIODS ENDED APRIL 30,

                                   (UNAUDITED)

                                                               2004           2003
                                                            ----------     ----------
Revenue                                                     $   29,873     $   29,439

General, administrative and operating expenses              $    8,679     $    5,479
                                                            ----------     ----------

Net income                                                  $   21,194     $   23,960
                                                            ==========     ==========

Income per common equivalent share - basic and diluted:     $      .01     $      .01
                                                            ==========     ==========

Weighted average number of common shares outstanding:        2,427,922      2,427,922
                                                            ==========     ==========

   The accompanying notes are an integral part of these financial statements.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                     FOR THE SIX MONTHS ENDED APRIL 30, 2004
                                   (UNAUDITED)

                                                 Common Stock      Additional                      Total
                                                 ------------        Paid-in       Accumulated  Stockholders'
                                         Shares         Amount       Capital       Deficit        Deficit
                                        ---------     ---------     ---------     ---------      ---------
Balances at October 31, 2003            2,427,922     $     243     $ 425,146     $(929,866)     $(504,477)
Net income for the six months ended
April 30, 2004                                                                       21,194         21,194
                                        ---------     ---------     ---------     ---------      ---------
Balance at April 30, 2004               2,427,922     $     243     $ 425,146     $(908,672)     $(483,283)
                                        =========     =========     =========     =========      =========


   The accompanying notes are an integral part of these financial statements.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE SIX MONTHS ENDED APRIL 30,

                                   (UNAUDITED)

                                                                 2004          2003
                                                               --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                   $ 21,194      $ 23,960
  Adjustments to reconcile net income to net cash consumed
    by operating activities:
      Changes in current liabilities:
         Decrease in accounts payable and accrued expenses           --           (90)
         Decrease in amount due to Affiliate                    (21,284)      (23,960)
                                                               --------      --------
Net cash consumed by operating activities                           (90)          (90)

CASH FLOWS FROM INVESTING ACTIVITIES                                 --            --

CASH FLOWS FROM FINANCING ACTIVITIES                                 --            --
         Advance From Affiliate                                      --           300

                                                               --------      --------
Increase/(Decrease) in cash                                         (90)          210

Cash, beginning of period                                           216            95
                                                               --------      --------

Cash, end of period                                            $    126      $    305
                                                               ========      ========

   The accompanying notes are an integral part of these financial statements.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2004

NOTE 1      BASIS OF PRESENTATION

            The unaudited interim consolidated financial statements of Air Brook Airport Express, Inc. and Subsidiary ("the Company") as of April 30, 2004 and for the three month and six month periods ended April 30, 2004 and 2003, have been prepared in accordance with the instructions for form 10-QSB and do not include all information in footnotes for a full presentation of financial position, results of operations, and cash flows in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. The results of operations for the quarter and six month period ended April 30, 2004 are not necessarily indicative of the results to be expected for the full fiscal year ending October 31, 2004.

            Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company for the year ended October 31, 2003 as reported in Form 10-KSB.

NOTE 2      INCOME TAXES

            Under Statement of Financial Accounting Standards No. 109, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. At April 30, 2004, the Company had recorded deferred tax assets as follows:

                                                                        Long
                                            Current       Term          Total
                                            --------     --------     --------
            Deferred Tax Assets             $ 10,800     $115,700     $126,500
            Realization Allowance                 --      115,700      115,700
                                            --------     --------     --------
                     Balance Recognized     $ 10,800           --     $ 10,800
                                            ========     ========     ========

            The provisions for current income taxes were $7,619 in the year ended October 31, 2003. This provision was offset by an adjustment to the realization allowance, reducing to zero the income tax charge. No provision was made during the current period.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                                 APRIL 30, 2004

ITEM 2  -   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF FINANCIAL  CONDITION  AND
            RESULTS OF OPERATIONS

            Three months ended April 30, 2004 compared to three months ended April 30, 2003

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

            In conjunction with such agreements, the Registrant has generated revenue of $15,822 and $14,207 for the three months ended April 30, 2004 and 2003, respectively.

            For the three months ended April 30, 2004, the Company has generated net income in the amount of $8,974, whereas for the three months ended April 30, 2003 the Company generated net income in the amount of $11,846. This decrease in income occurred because of an increase in expenses, principally attributable to the payment of annual report audit fees of $3,250 in this quarter in 2004.

            Six months ended April 30, 2004 compared to six months ended April 30, 2003

            In conjunction with the above-noted agreements, the Registrant has generated revenue of $29,873 and $29,439 for the six months ended April 30, 2004 and 2003, respectively.

            For the six months ended April 30, 2004, the Company has generated net income in the amount of $21,194, whereas for the six months ended April 30, 2003 the Company generated net income in the amount of $23,960. This decrease is the result of higher cost in the 2004 period.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                                 APRIL 30, 2004

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

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                                 APRIL 30, 2004

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                Air Brook Airport Express, Inc.
                                                (Registrant)




June 11, 2004                         /s/ Donald M. Petroski
                                      ----------------------
Date                                            Donald M. Petroski,
                                                President, Director and Chief
                                                Financial Officer