Form 10QSB
period 2004-08-31
AIR BROOK AIRPORT EXPRESS INC
filed 2004-09-15
CIK 803097

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[xx] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  July 31, 2004
                              --------------------------------------------------

                                       or

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                           to
                               ------------------------      -------------------

Commission File Number:                    33-9218
                       ---------------------------------------------------------

                         Air Brook Airport Express, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                              22-2742564
      ------------------------------                ---------------
     (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)              Identification No.)

115 West Passaic Street, Rochelle Park, New Jersey               07662
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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 2,427,922 shares as of July 31, 2004.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                                      INDEX

PART I - FINANCIAL INFORMATION:

         ITEM 1 - FINANCIAL STATEMENTS

                  Consolidated Balance Sheets July 31, 2004 (Unaudited)
                  and October 31, 2003                                        1

                  Consolidated Statements of Income for the
                  Three Months Ended July 31, 2004 and 2003 (Unaudited)       2

                  Consolidated Statements of Income for the
                  Nine Months Ended July 31, 2004 and 2003 (Unaudited)        3

                  Consolidated Statement of Changes In Stockholders'
                  Deficit for the Nine Months
                  Ended July 31, 2004 (Unaudited)                             4

                  Consolidated Statement of Cash Flows for
                  the Nine Months Ended July 31, 2004(Unaudited)              5

                  Notes to Consolidated Financial Statements (Unaudited)      6

         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                        7

         PART II - OTHER INFORMATION                                      8 - 9

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                    July 31,     October 31,
                                                      2004         2003
                                                   (Unaudited)   (Audited)
                                                    ---------    ---------
ASSETS
Current assets:
         Cash                                       $     121    $     216
         Deferred Tax Asset                            10,800       10,800
                                                    ---------    ---------
                  Total current assets                 10,921       11,016
Deposits                                                  650          650
                                                    ---------    ---------
Total assets                                        $  11,571    $  11,666
                                                    =========    =========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
         Accounts payable                           $       0    $       0
         Accrued expenses                                   0            0
         Due to affiliate                             481,664      516,143
                                                    ---------    ---------

                  Total current liabilities           481,664      516,143
                                                    ---------    ---------

Stockholders' deficit:
         Common stock, $.0001 par value:
         98,800,000 shares authorized;
         2,427,922 issued and outstanding                 243          243
         Preferred stock, $.0001 par value:
         1,200,000 shares authorized; none issued
         Additional paid-in capital                   425,146      425,146
         Accumulated deficit                         (895,482)    (929,866)
                                                    ---------    ---------

                  Total stockholders' deficit        (470,093)    (504,477)
                                                    ---------    ---------

Total liabilities and stockholders' deficit         $  11,571    $  11,666
                                                    =========    =========

                 The accompanying notes are an integral part of
                    these financial statements (unaudited).

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                   FOR THE THREE MONTH PERIODS ENDED JULY 31,
                                   (UNAUDITED)

                                                           2004         2003
                                                        ----------   ----------

Revenue                                                 $   15,804   $   15,998

General, administrative and operating expenses          $    2,613   $    1,786
                                                        ----------   ----------

Net income                                              $   13,190   $   14,212
                                                        ==========   ==========

Income per common equivalent share - basic and
diluted:                                                $      .01   $      .01
                                                        ==========   ==========



Weighted average number of common shares outstanding:
                                                         2,427,922    2,427,922
                                                        ==========   ==========

                   The accompanying notes are an integral part
                         of these financial statements.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                    FOR THE NINE MONTH PERIODS ENDED JULY 31,
                                   (UNAUDITED)

                                                           2004         2003
                                                        ----------   ----------

Revenue                                                 $   45,677   $   45,437

General, administrative and operating expenses          $   11,293   $    7,264
                                                        ----------   ----------

Net income                                              $   34,384   $   38,173
                                                        ==========   ==========

Income per common equivalent share - basic and
diluted:                                                $      .01   $      .02
                                                        ==========   ==========

Weighted average number of common shares outstanding:
                                                         2,427,922    2,427,922
                                                        ==========   ==========

                   The accompanying notes are an integral part
                         of these financial statements.


                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                     FOR THE NINE MONTHS ENDED JULY 31, 2004
                                   (UNAUDITED)

                                            Common Stock       Additional                 Total
                                            ------------       Paid-in    Accumulated  Stockholders'
                                        Shares       Amount    Capital      Deficit      Deficit
                                       ---------   ---------   ---------   ---------    ---------

Balances at October 31, 2003           2,427,922   $     243   $ 425,146   $(929,866)   $(504,477)
Net income for the nine months ended
July 31, 2004                                                                 34,384      34,384
                                       ---------   ---------   ---------   ---------    ---------
Balance at July 31, 2004               2,427,922   $     243   $ 425,146   $(895,482)   $(470,093)
                                       =========   =========   =========   =========    =========


                   The accompanying notes are an integral part
                         of these financial statements.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE NINE MONTHS ENDED JULY 31,
                                   (UNAUDITED)



                                                             2004         2003
                                                           --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                               $ 34,384    $ 38,173
  Adjustments to reconcile net income
   to net cash consumed by operating activities:
      Changes in current liabilities:
         Decrease in accounts payable and accrued expenses       --         (90)
         Decrease in amount due to Affiliate                (34,529)    (38,218)
                                                           --------    --------
Net cash consumed by operating activities                      (145)       (135)

CASH FLOWS FROM INVESTING ACTIVITIES                             --          --

CASH FLOWS FROM FINANCING ACTIVITIES                             --          --
         Advance From Affiliate                                  50         300
                                                           --------    --------

Increase/(Decrease) in cash                                     (95)        165

Cash, beginning of period                                       216          95
                                                           --------    --------

Cash, end of period                                        $    121    $    261
                                                           ========    ========

                   The accompanying notes are an integral part
                         of these financial statements.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2004

NOTE 1      BASIS OF PRESENTATION

            The unaudited interim consolidated financial statements of Air Brook Airport Express, Inc. and Subsidiary ("the Company") as of July 31, 2004 and for the three month and nine month periods ended July 31, 2004 and 2003, have been prepared in accordance with the instructions for form 10-QSB and do not include all information in footnotes for a full presentation of financial position, results of operations, and cash flows in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. The results of operations for the quarter and nine month period ended July 31, 2004 are not necessarily indicative of the results to be expected for the full fiscal year ending October 31, 2004.

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

NOTE 2      INCOME TAXES

            Under Statement of Financial Accounting Standards No. 109, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. At July 31, 2004, the Company had recorded deferred tax assets as follows:

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

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                                  JULY 31, 2004

ITEM 2  -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

            Three months ended July 31, 2004 compared to three months ended July 31, 2003

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

            In conjunction with such agreements, the Registrant has generated revenue of $15,804 and $15,998 for the three months ended July 31, 2004 and 2003, respectively.

            For the three months ended July 31, 2004, the Company has generated net income in the amount of $13,190, whereas for the three months ended July 31, 2003 the Company generated net income in the amount of $14,212. This decrease in income occurred because of an increase in expenses.

            Nine months ended July 31, 2004 compared to nine months ended July 31, 2003

            In conjunction with the above-noted agreements, the Registrant has generated revenue of $45,677 and $45,437 for the nine months ended July 31, 2004 and 2003, respectively.

            For the nine months ended July 31, 2004, the Company has generated net income in the amount of $34,384, whereas for the nine months ended July 31, 2003 the Company generated net income in the amount of $38,173. This decrease is the result of higher expenses in the 2004 period.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                                  JULY 31, 2004

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

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                                  JULY 31, 2004

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 Air Brook Airport Express, Inc.
                                                 (Registrant)




September 13, 2004                               Donald M. Petroski
---------------------------                      ------------------
Date                                             Donald M. Petroski,
                                                 President, Director and Chief
                                                 Financial Officer