Form 10KSB
period 2004-10-31
AIR BROOK AIRPORT EXPRESS INC
filed 2005-01-31
CIK 803097

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended October 31, 2004

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------   -----------------------

                         Commission File Number 33-9218

                         AIR BROOK AIRPORT EXPRESS, INC.
             (Exact name of Registrant as specified in its Charter)

               DELAWARE                                 22-2742564
       (State of incorporation)          (I.R.S. Employer Identification No.)

115 WEST PASSAIC STREET, ROCHELLE PARK, NEW JERSEY                  07662
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. YES (X) NO ( )

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES (X) NO ( )

The aggregate market value of the voting stock held by non-affiliates of the Registrant at October 31, 2004 was approximately $77,876.

The number of shares of Registrant's Common Stock outstanding on October 31, 2004 was 2,427,922.

Revenue for the most recent fiscal year was $61,668.

                         AIR BROOK AIRPORT EXPRESS, INC.
                                      INDEX

PART I
Item 1.  Business                                                                 1
Item 2.  Properties                                                               2
Item 3.  Legal Proceedings                                                        2
Item 4.  Submission of Matters to a Vote of Security Holders                      2

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters    2
Item 6.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                    3
Item 7.  Consolidated Financial Statements                                        4

PART III

Item 9.  Directors and Executive Officers of the Registrant                       5
Item 10. Executive Compensation                                                   5
Item 11. Security Ownership of Certain Beneficial Owners and Management           5 - 6
Item 12. Certain Relationships and Related Transactions                           6 - 7
tem 13. Certification of Officers                                                 7

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8K           7

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

THE SATELLITE TERMINALS

Ridgewood
---------
The Satellite Terminal is located on New Jersey Route 17, approximately 30 miles north of Newark Airport. The Satellite Terminal grounds include parking for approximately 99 cars as well as a 600 square foot climate controlled ticket office and waiting area. The Satellite Terminal operates on a 7 day a week, 20 hour per day, basis and provides hourly direct bus service to and from Newark International Airport.

Montvale
--------
The second Satellite Terminal is located on the Garden State Parkway at the Montvale Rest Area in the Air Brook Transportation Center, which is also occupied by the Hertz Corporation and other travel-related entities. The
Montvale Satellite Terminal is open 20 hours per day, 7 days a week, and provides transportation to and from Newark International Airport.

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

ITEM 2. PROPERTIES

As of October 31, 2004, the Registrant maintained its principal executive offices at 115 West Passaic Street, Rochelle Park, New Jersey, on a rent-free basis pursuant to a verbal agreement with Donald M. Petroski, the Registrant's President and principal shareholder.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the last quarter of the period covered by this report.


PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) As of October 31, 2004, the Registrant's Common Stock is traded in the over-the-counter market. The range of high and low bid quotations, as reported by the National Quotation Bureau Incorporated, for the Registrant's securities for years ended October 31, 2004 and 2003, are as follows:

                                                         Common Stock
                                                              Bid
                                                        --------------
                                                         High     Low
                                                         ----     ---
Year Ended October 31, 2003
---------------------------
Three months ended January 31, 2003                      .07      .02
Three months ended April 30, 2003                        .10      .02
Three months ended July 31, 2003                         .09      .03
Three months ended October 31, 2003                      .09      .04

Year Ended October 31, 2004
---------------------------
Three months ended January 31, 2004                      .07      .04
Three months ended April 30, 2004                        .07      .07
Three months ended July 31, 2004                         .07      .07
Three months ended October 31, 2004                      .07      .07

(b) As of October 31, 2004, the approximate number of holders of record of the Registrant's Common Stock was 132.

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

In conjunction with these agreements, the Registrant has generated revenue of $61,668 and $59,902 for the ears ended October 31, 2004 and 2003, respectively.

For the years ended October 31, 2004 and 2003, the Registrant's expenses amounted to $12,449 and $9,054, respectively. The Registrant's expenses are administrative in nature since all of the operational expenses are borne by the affiliate based on the agreements discussed above. General and administrative expenses increased to $12,449 from $9,054 for the year ended October 31, 2003.

As a result of assigning its operations to an affiliate, the Registrant has been able to generate net income of $49,219 and $50,848, respectively, for the years ended October 31, 2004 and 2003.

Liquidity and Capital Resources
-------------------------------

The Company's consolidated financial statements have been prepared assuming that it will continue as a going concern. As shown in the consolidated financial statements, at October 31, 2003 the Company had a working capital deficiency of $455,258 as well as an accumulated deficit of $880,647. The Company obtains its entire financial support from an affiliate which is under the common control of the Company's majority stockholder. These factors, among other things, raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue in operation.

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS.

Independent Auditor's Report                                          F-1

Consolidated balance sheet
October 31, 2004                                                      F-2

Consolidated statements of income
For the years ended October 31, 2004 and 2003                         F-3

Consolidated statements of changes in stockholders' deficit
For the years ended October 31, 2004 and 2003                         F-4

Consolidated statements of cash flows
For the years ended October 31, 2004 and 2003                         F-5

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
MEMBER OF AICPA                                      E-MAIL:  rgjcpa@erols.com
PRIVATE COMPANIES PRACTICE SECTION

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTING FiRM

To the Board of Directors of Air Brook Airport Express, Inc.:

I have audited the accompanying consolidated balance sheet of Air Brook Airport Express, Inc. and its wholly owned subsidiary ("the Company") as of October 31, 2004, and the related consolidated statements of income, changes in stockholders' deficit, and cash flows for the years ended October 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, based on my audits, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Air Brook Airport Express, Inc. and its wholly owned subsidiary as of October 31, 2004 and the results of their operations and their cash flows for the years ended October 31, 2004 and 2003 in accordance with U.S. generally accepted accounting standards.


The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, at October 31, 2004, the Company had a working capital deficiency of $455,258 as well as an accumulated deficit of $880,647. As more fully described in Notes 1 and 5, the Company obtains its entire financial support from an affiliate which is under the common control of the Company's majority stockholder. These factors among other things, also discussed in Notes 1 and 8 to the consolidated financial statements, raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue in operation.

Wayne, New Jersey
January 21, 2005

                                       F1

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                OCTOBER 31, 2004

ASSETS
------
Current assets:
     Cash                                                             $      61
     Deferred tax asset                                                  10,800
                                                                      ---------
Total current assets                                                     10,861

Deposits                                                                    650
                                                                      ---------

Total assets                                                          $  11,511
                                                                      =========

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
     Accounts payable                                                 $   - 0 -
     Accrued expenses                                                     - 0 -
     Due to affiliate                                                   466,769
                                                                      ---------

Total current liabilities                                               466,769
                                                                      ---------

Stockholders' deficit:
Common stock, $.0001 par value: 98,800,000 shares authorized;
2,427,922 issued and outstanding                                            243
Preferred stock, $.0001 par value:
1,200,000 shares authorized; none issued
Additional paid-in capital                                              425,146
Accumulated deficit                                                    (880,647)
                                                                      ---------

Total stockholders' deficit                                            (455,258)
                                                                      ---------

Total liabilities and stockholders' deficit                           $  11,511
                                                                      =========

   The accompanying notes are an integral part of these financial statements.

                                       F2

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                         FOR THE YEARS ENDED OCTOBER 31

                                                           2004          2003
                                                       ----------     ----------
Revenue                                                $   61,668     $   59,902
Expenses:
   General, administrative and operating                   12,449          9,054
                                                       ----------     ----------

Net income                                             $   49,219     $   50,848
                                                       ==========     ==========

Basic and diluted earnings per common share:           $      .02     $      .02
                                                       ==========     ==========

Weighted average number of shares outstanding           2,427,922      2,427,922
                                                       ==========     ==========

   The accompanying notes are an integral part of these financial statements.

                                       F3

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                  FOR THE YEARS ENDED OCTOBER 31, 2004 AND 2003

                                                              Common       Additional                             Total
                                                               Stock        Paid-in         Accumulated       Stockholders'
                                              Shares          Amount        Capital           Deficit            Deficit
                                             ---------      ---------     ----------      -------------     ---------------

Balances, October 31, 2002                   2,427,922          243         425,146          (980,714)       $      (555,325)

Net income for the year
   ended October 31, 2003                                                                      50,848                 50,848
                                                                                           -------------     ---------------


Balances, October 31, 2003                   2,427,922          243         425,146          (929,866)       $      (504,477)

Net income for the year
   ended October 31, 2004                                                                      49,219                 49,219
                                                                                           -------------     ---------------


Balances, October 31, 2004                   2,427,922      $   243       $  425,146       $ (880,647)       $      (455,258)
                                             =========      =======       ===========      =============     ===============

   The accompanying notes are an integral part of these financial statements.

                                       F4

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE YEARS ENDED OCTOBER 31


                                                                2004        2003
                                                                ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                    $ 49,219    $ 50,848
Adjustments to reconcile net income to net cash provided by
operating activities:
     Changes in current liabilities:
       Decrease in amount due to Affiliate                     (49,374)    (50,637)
       Decrease in accounts payable and accrued expenses         - 0 -         (90)
                                                              --------    --------
Net cash flows provided by operating activities                   (155)        121

CASH FLOWS FROM INVESTING ACTIVITIES                                 -           -

CASH FLOWS FROM FINANCING ACTIVITIES                                 -           -
                                                              --------    --------
Increase/(Decrease) in cash (155)
                                                                               121
Cash, beginning of period                                          216          95
                                                              --------    --------
Cash, end of period                                           $     61    $    216
                                                              ========    ========

   The accompanying notes are an integral part of these financial statements.

                                       F5

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2004

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

                  At October 31, 2004, approximately twenty three percent of the Company's outstanding common stock was owned by a publicly held Company.

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

NOTE 2            GOING CONCERN UNCERTAINTY

                  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company had a material working capital deficiency and an accumulated deficit at October 31, 2004. Additionally, the Company receives significant financial support and generates all of its revenue from an affiliated entity, Air Brook
                  Limousine, Inc. ("Air Limo"), pursuant to agreements dated February 4, 1991 and May 1, 1993 (See Note 5). These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation with its affiliate.

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

                                       F6

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2004

NOTE 3            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

                  b.  Cash

                  For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

                  c.  Fair Value of Financial Instruments

                  The carrying amounts of the Company's financial instruments, which include cash equivalents, accounts payable and accrued liabilities approximate their fair values at October 31, 2004.

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

                  g.  Advertising Costs

                  The Company expenses advertising costs when the advertisement occurs. There were no expenditures for advertising during the years ended October 31, 2004 or 2003.

                  h.  Segment Reporting

                  Management treats the operation of the Company and its subsidiary as one segment.

                  i.  Recognition of Revenue

                  Revenue is realized from commissions on sales at the Satellite Terminals. Recognition occurs upon receipt of daily reports of these sales.

                                       F7

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2004

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


NOTE 5            DUE TO AFFILIATE

                  As of October 31, 2004, there was a balance due to Air Limo of $466,769, the net amount of advances made by Air Limo partially offset by earnings on the contracts for the operation of the two terminals. This balance bears no interest and is payable on demand.


NOTE 6            INCOME TAXES

                  The Company and its subsidiary have each experienced significant net operating losses in previous years. As a result, neither has incurred Federal income taxes during the years ended October 31, 2004 or 2003. The available net operating losses totaled approximately $464,000 at October 31, 2004. These losses can be carried forward and deducted in any year in which the Companies have taxable income. If not used, these carryforwards will expire as follows:


                                   2005                          344,000
                                   2006                          120,000

                                       F8

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2004

NOTE 6            INCOME TAXES (Cont'd)

                  Under Statement of Financial Accounting Standards No. 109, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. The Company has recorded deferred tax assets as follows:

                                                              Long
                                                  Current     Term     Total
                                                  -------   --------  ---------
                        Deferred Tax Assets       $10,800   $ 58,800  $ 69,600
                        Realization Allowance           -     58,800    58,800
                                                  -------   --------  ---------
                             Balance Recognized   $10,800   $      -  $ 10,800
                                                  =======   ========  =========

                  The provision for current income taxes was $7,382 in the year ended October 31, 2004, and $7,619 in the year ended October 31, 2003. These provisions have been offset by adjustments to the realization allowance, reducing to zero the income tax charge each year. The balance of the realization allowance was reduced by $56,900 during the 2004 year because of expiring net operating losses.

NOTE 7            SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

                  Revenue recognition produces a reduction of the obligation to Air Limo. In addition, most Company expenses are paid by Air Limo and the obligation is increased. These transactions resulted in a net reduction of the obligation to Air Limo during the year ended October 31, 2004 of $49,374. The obligation was reduced $50,637 during the year ended October 31, 2003. There were no noncash investing and financing activities during either year.

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

                  b.  Dependence on Lease Terms

                  The Ridgewood terminal, which is operated by Air Limo, is leased by Air Limo from the village of Ridgewood, New Jersey. This facility produced 90% of Company revenue during the year ended October 31, 2004. The initial lease term expired January 1, 1999.

                  The lease term of the Montvale facility will terminate January 31, 2011.

                                       F9

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name                        Position                   Term-Served Since
----                        --------                   -----------------
Donald M. Petroski          President, Chief           July, 1988
                            Financial Officer,
                            Director

Jeffrey M. Petroski         Secretary                  August, 1989

DONALD M. PETROSKI (66 years old) has been President, Chief Financial Officer and a Director of the Registrant since July 1988 when the Registrant acquired all of the outstanding stock of Abex, of which Mr. Petroski was the sole shareholder. Mr. Petroski has been involved in the ground transportation industry for over thirty (30) years, beginning in 1971 when he founded Air Limo of which he remains President.

JEFFREY M. PETROSKI (41 years old) has been Secretary of the Registrant since August, 1989. A graduate of Rutgers University, Mr. Petroski has been involved in the transportation industry for 18 years. Mr. Petroski is the son of Donald Petroski and also a Vice President of Air Limo, an affiliate of the Registrant.

The above officers and directors shall serve for a term of one year or until their successors have been elected.

ITEM 10. EXECUTIVE COMPENSATION

For the year ended October 31, 2004 no executive officers or directors of the registrant were paid or accrued remuneration in excess of $60,000.

No compensation has been or will be paid on account of services rendered by a director in such capacity other than for the reasonable expenses incurred in connection with the Registrant's business.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)      Security Ownership of Certain Beneficial Owners:

         Set forth below is certain information concerning persons/entities who are known by the Registrant to own beneficially more than 5% of the Registrant's Common Stock, $.0001 par value, on October 31, 2004:

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
513 Main Avenue
Bay Head, NJ

(1) Based upon 2,427,922 shares of Common Stock outstanding as of October 31, 2004.

(2) Donald M. Petroski's shares include 1,010,000 shares owned by Mr. Petroski, 277,422 shares owned by Air Limo, 27,850 shares owned by his son, Jeffrey M. Petroski, and 125 shares owned by his wife, Barbara Petroski.

(b) Security Ownership of Management:

         Set forth below is certain information concerning the number and percentage of shares of Common Stock of the Registrant owned of record and beneficially by each officer and director of the Registrant and by all officers and directors as a group as of October 31, 2004.

                                                                     Amount of
                                         Name and Address           of Beneficial        Percent of Class
 Title of Class                         of Beneficial Owner          Ownership                 (1)
 --------------                         ---------------------       -------------        -----------------
 Common Stock                           Donald M. Petroski             1,010,000                     41.6%
 $.0001 par value                       President, Director

 Common Stock                           Air Brook Limousine              277,422                     11.4%
 $.0001 par value

 Common Stock                           Jeffrey M. Petroski               27,850                      1.2%
 $.0001 par value                       Secretary

 Common Stock                           Barbara Petroski                     125                        -
 $.0001 par value
                                                                    -------------        -----------------
 Total                                                                  1,315,397                    54.2%
                                                                    =============        =================

(1) Based upon 2,427,922 shares of Common Stock outstanding as of October 31, 2004.

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

In November, 1988, Abex executed an agreement to acquire Central Transit Lines, Inc. ("CTL"), by issuance of additional shares of common stock in exchange for 100% of the issued and outstanding common shares of CTL. CTL is a wholly owned subsidiary of Air Limo. The agreement provided for a transition period during which several contingencies had to be met before the acquisition became effective. The transaction was terminated in 1989. The agreement stipulated that if the acquisition was not consummated, Abex would be responsible to CTL for all reasonable costs associated with such transition period. Abex is indebted to CTL in the amount of $231,272 at October 31, 2004 and 2003 relating to costs associated with this transaction; this amount is included in the amount due to affiliate on the balance sheet.

In addition to the above, as of October 31, 2004 and 2003, the Company and its subsidiary were obligated to Air Limo for advances in the amount of $235,497 and $284,871, respectively. These advances are made directly to or on behalf of the Company and Abex to fund operations and liquidate liabilities. Such advances bear no interest and are payable on demand.

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

                                   AIR BROOK AIRPORT EXPRESS, INC., AND
                                   SUBSIDIARY (Registrant)

Dated: January 21, 2005            By:/S/Donald M. Petroski
                                   ----------------------------------------
                                   DONALD M. PETROSKI
                                   President

                                   By:/S/Donald M. Petroski
                                   ----------------------------------------
                                   DONALD M. PETROSKI
                                   Chief Financial Officer



Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


January 21, 2005                   /S/Donald M. Petroski
                                   ----------------------------------------
                                   DONALD M. PETROSKI, President,
                                   Chief Financial Officer and Director


January 21, 2005                   /S/Jeffrey M. Petroski
                                   ----------------------------------------
                                   JEFFREY M. PETROSKI, Secretary