Form 10QSB
period 2005-01-31
AIR BROOK AIRPORT EXPRESS INC
filed 2005-03-15
CIK 803097

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|xx|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2005

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to  __________________

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 2,427,922 shares as of January 31, 2005.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                                      INDEX

PART I - FINANCIAL INFORMATION:

      ITEM 1 - FINANCIAL STATEMENTS

            Consolidated Balance Sheets January 31, 2005 (Unaudited)
            and October 31, 2004                                                  1

            Consolidated Statements of Income for the
            Three Months Ended January 31, 2005 and 2004 (Unaudited)              2

            Consolidated Statement of Changes In
            Stockholders'
            Deficit for the Three Months Ended January 31, 2005 (Unaudited)       3

            Consolidated Statements of Cash Flows for the Three Months
            Ended January 31, 2005 and 2004 (Unaudited)                           4

      Notes to Consolidated Financial Statements (Unaudited)                      5

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                            6

      PART II - OTHER INFORMATION                                                 7 - 8

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                  January 31,   October 31,
                                                     2005          2004
                                                 (Unaudited)    (Audited)
                                                 -----------    ----------
ASSETS
Current assets:
    Cash                                         $      31      $      61
    Deferred Tax Asset                              10,800         10,800
                                                 ---------      ---------
         Total current assets                       10,831         10,861
Deposits                                               650            650
                                                 ---------      ---------
Total assets                                     $  11,481      $   1,511
                                                 =========      =========
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable                             $   - 0 -      $   - 0 -
    Accrued expenses                                 - 0 -          - 0 -
    Due to affiliate                               452,888        466,769
                                                 ---------      ---------

         Total current liabilities                 452,888        466,769
                                                 ---------      ---------

Stockholders' deficit:

    Common stock, $.0001 par value:
    98,800,000 shares authorized;
    2,427,922 issued and outstanding                   243            243
    Preferred stock, $.0001 par value:
    1,200,000 shares authorized; none issued
    Additional paid-in capital                     425,146        425,146
    Accumulated deficit                           (866,796)      (880,647)
                                                 ---------      ---------

         Total stockholders' deficit              (441,407)      (455,258)
                                                 ---------      ---------
Total liabilities and stockholders' deficit      $  11,481      $  11,511
                                                 =========      =========


The accompanying notes are an integral part of these financial statements (unaudited).

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                  FOR THE THREE MONTH PERIODS ENDED JANUARY 31,
                                   (UNAUDITED)

                                                         2005           2004
                                                      ----------     ----------
Revenue                                               $   15,729     $   14,051

General, administrative and operating expenses        $    1,878     $    1,832
                                                      ----------     ----------
Net income                                            $   13,851     $   12,219
                                                      ==========     ==========
Income per common equivalent share - basic and
diluted:                                              $      .01     $      .01
                                                      ==========     ==========

Weighted average number of common shares
outstanding:                                           2,427,922      2,427,922
                                                      ==========     ==========

The accompanying notes are an integral part of these financial statements.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                   FOR THE THREE MONTHS ENDED JANUARY 31, 2005
                                   (UNAUDITED)


                                                 Common Stock         Additional                    Total
                                                 ------------          Paid-in    Accumulated    Stockholders'
                                             Shares        Amount      Capital      Deficit        Deficit
                                             ------        ------      -------      -------        -------
Balances at October 31, 2004                2,427,922    $     243   $ 425,146    $(880,647)     $(455,258)
Net income for the three months ended
January 31, 2005                                                                     13,851         13,851
                                            ---------    ---------   ---------    ---------      ---------

Balance at January 31, 2005                 2,427,922    $     243   $ 425,146    $(866,796)     $(441,407)
                                            =========    =========   =========    =========      =========

The accompanying notes are an integral part of these financial statements.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE THREE MONTHS ENDED JANUARY 31,
                                   (UNAUDITED)

                                                                    2005           2004
                                                                --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                    $ 13,851       $ 12,219
  Adjustments to reconcile net income to net cash consumed
   by operating activities:
      Changes in current liabilities:
         Decrease in accounts payable and accrued expenses            --             --
         Decrease in amount due to Affiliate                     (13,881)       (12,264)
                                                                --------       --------
Net cash consumed by operating activities                            (30)           (45)

CASH FLOWS FROM INVESTING ACTIVITIES                                  --             --

CASH FLOWS FROM FINANCING ACTIVITIES                                  --             --
                                                                --------       --------
Decrease in cash                                                     (30)           (45)
Cash, beginning of period                                             61            216
                                                                --------       --------
Cash, end of period                                             $     31       $    171
                                                                ========       ========

The accompanying notes are an integral part of these financial statements.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2005

NOTE 1    BASIS OF PRESENTATION

          The unaudited interim consolidated financial statements of Air Brook Airport Express, Inc. and Subsidiary ("the Company") as of January 31, 2005 and for the three month periods ended January 31, 2005 and 2004, have been prepared in accordance with the instructions for form 10-QSB and do not include all information in footnotes for a full presentation of financial position, results of operations, and cash flows in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. The results of operations for the quarter ended January 31, 2005 are not necessarily indicative of the results to be expected for the full fiscal year ending October 31, 2005.

          Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company for the year ended October 31, 2004.

NOTE 2    INCOME TAXES

          Under Statement of Financial Accounting Standards No. 109, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. At October 31, 2004, the Company had recorded deferred tax assets as follows:

                                                         Long
                                           Current       Term         Total
                                           -------      -------      -------
          Deferred Tax Assets              $10,800      $58,800      $69,600
          Realization Allowance                 --       58,800       58,800
                                           -------      -------      -------
                   Balance Recognized      $10,800           --      $10,800
                                           =======      =======      =======

          The provisions for current income taxes were $7,382 in the year ended October 31, 2004 and $7,619 in the year ended October 31, 2003. These provisions were offset by adjustments to the realization allowance, reducing to zero the income tax charge each year.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                                JANUARY 31, 2005

ITEM 2  - MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF FINANCIAL  CONDITION  AND
------    RESULTS OF OPERATIONS
          ----------------------------------------------------------------------

          Three months ended January 31, 2005 compared to three months ended January 31, 2004

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

          In conjunction with such agreements, the Registrant has generated revenue of $15,729 and $14,051 for the three months ended January 31, 2005 and 2004, respectively.

          For the three months ended January 31, 2005, the Company has generated net income in the amount of $13,851, whereas for the three months ended January 31, 2004 the Company generated net income in the amount of $12,219. This increase in income occurred because of an increase in revenue.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                                JANUARY 31, 2005

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

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                                JANUARY 31, 2005

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

March 14, 2005                       Donald M. Petroski
-----------------------              ------------------
Date                                 Donald M. Petroski,
                                     President, Director and Chief
                                     Financial Officer