Form 10QSB
period 2005-04-30
AIR BROOK AIRPORT EXPRESS INC
filed 2005-06-14
CIK 803097

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         April 30, 2005
                              --------------------------------------------------

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               --------------------      -----------------------

Commission File Number:                    33-9218
                        --------------------------------------------------------


                         Air Brook Airport Express, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                              22-2742564
-------------------------------                           --------------------
(State or other jurisdiction of                             (I.R.S.Employer
incorporation or organization)                            Identification  No.)


115 West Passaic Street, Rochelle Park, New Jersey                      07662
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

                                                                 Yes |_|  No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 2,427,922 shares as of April 30, 2005.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                                      INDEX


PART I - FINANCIAL INFORMATION:

         ITEM 1 - FINANCIAL STATEMENTS

                  Consolidated Balance Sheets April 30, 2005 (Unaudited)
                  and October 31, 2004                                         1

                  Consolidated Statements of Income for the
                  Three Months Ended April 30, 2005 and 2004 (Unaudited)       2

                  Consolidated Statements of Income for the
                  Six Months Ended April 30, 2005 and 2004 (Unaudited)         3

                  Consolidated Statement of Changes In
                  Stockholders' Deficit for
                  the Six Months Ended April 30, 2005 (Unaudited)              4

                  Consolidated Statement of Cash Flows for
                  the Six Months Ended April 30, 2005
                  (Unaudited)                                                  5

                  Notes to Consolidated Financial Statements (Unaudited)       6

         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                         7

         PART II - OTHER INFORMATION                                       8 - 9

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                        April 30,         October 31,
                                                         2005                2004
                                                      (Unaudited)          (Audited)
                                                    ---------------    ---------------
ASSETS

Current assets:
         Cash                                       $            86    $            61
         Deferred Tax Asset                                  10,800             10,800
                                                    ---------------    ---------------
                  Total current assets                       10,886             10,861
Deposits                                                        650                650
                                                    ---------------    ---------------
Total assets                                        $        11,536    $        11,511
                                                    ===============    ===============
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
         Accounts payable                           $            -0-   $            -0-
         Accrued expenses                                        -0-                -0-
         Due to affiliate                                   440,870            466,769
                                                    ---------------    ---------------

                  Total current liabilities                 440,870            466,769
                                                    ---------------    ---------------

Stockholders' deficit:
         Common stock, $.0001 par value:
         98,800,000 shares authorized;
         2,427,922 issued and outstanding                       243                243
         Preferred stock, $.0001 par value:
         1,200,000 shares authorized; none issued
         Additional paid-in capital                         425,146            425,146
         Accumulated deficit                               (854,723)          (880,649)
                                                    ---------------    ---------------

                  Total stockholders' deficit              (429,334)          (455,258)
                                                    ---------------    ---------------

Total liabilities and stockholders' deficit         $        11,536    $        11,511
                                                    ===============    ===============

              The accompanying notes are an integral part of these
                       financial statements (unaudited).

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                   FOR THE THREE MONTH PERIODS ENDED APRIL 30,
                                   (UNAUDITED)

                                                           2005         2004
                                                        ----------   ----------

Revenue                                                 $   14,134   $   15,822

General, administrative and operating expenses          $    2,061   $    6,848
                                                        ----------   ----------

Net income                                              $   12,073   $    8,974
                                                        ==========   ==========

Income per common equivalent share - basic and
diluted:                                                $      .00   $      .00
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

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                    FOR THE SIX MONTH PERIODS ENDED APRIL 30,
                                   (UNAUDITED)

                                                           2005         2004
                                                        ----------   ----------

Revenue                                                 $   29,864   $   29,843

General, administrative and operating expenses          $    3,940   $    8,679
                                                        ----------   ----------

Net income                                              $   24,924   $   21,194
                                                        ==========   ==========

Income per common equivalent share - basic and
diluted:                                                $      .01   $      .01
                                                        ==========   ==========

Weighted average number of common shares
outstanding:                                             2,427,922    2,427,922
                                                        ==========   ==========

   The accompanying notes are an integral part of these financial statements.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                     FOR THE SIX MONTHS ENDED APRIL 30, 2005
                                   (UNAUDITED)

                                              Common Stock         Additional                      Total
                                        -----------------------      Paid-in     Accumulated   Stockholders'
                                          Shares        Amount       Capital       Deficit        Deficit
                                        ---------     ---------     ---------     ---------      ---------
Balances at October 31, 2004            2,427,922     $     243     $ 425,146     $(880,647)     $(455,258)
Net income for the six months ended
April 30, 2005                                                                       25,924         25,924
                                        ---------     ---------     ---------     ---------      ---------
Balance at April 30, 2005               2,427,922     $     243     $ 425,146     $(854,723)     $(429,334)
                                        =========     =========     =========     =========      =========

   The accompanying notes are an integral part of these financial statements.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE SIX MONTHS ENDED APRIL 30,
                                   (UNAUDITED)

                                                               2005        2004
                                                             --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                 $ 25,924    $ 21,194
  Adjustments to reconcile net income to net cash consumed
   by operating activities:
      Changes in current liabilities:
         Decrease in accounts payable and accrued expenses         --          --
         Decrease in amount due to Affiliate                  (25,999)    (21,284)
                                                             --------    --------
Net cash consumed by operating activities                         (75)        (90)

CASH FLOWS FROM INVESTING ACTIVITIES                               --          --

CASH FLOWS FROM FINANCING ACTIVITIES                               --          --
         Advance From Affiliate                                   100          --
                                                             --------    --------
Increase/(Decrease) in cash                                        25         (90)

Cash, beginning of period                                          61         216
                                                             --------    --------

Cash, end of period                                          $     86    $    126
                                                             ========    ========

   The accompanying notes are an integral part of these financial statements.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2005

NOTE 1      BASIS OF PRESENTATION

            The unaudited interim consolidated financial statements of Air Brook Airport Express, Inc. and Subsidiary ("the Company") as of April 30, 2005 and for the three month and six month periods ended April 30, 2005 and 2004, have been prepared in accordance with the instructions for form 10-QSB and do not include all information in footnotes for a full presentation of financial position, results of operations, and cash flows in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. The results of operations for the quarter and six month period ended April 30, 2005 are not necessarily indicative of the results to be expected for the full fiscal year ending October 31, 2005.

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

NOTE 2      INCOME TAXES

            Under Statement of Financial Accounting Standards No. 109, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. At October 31, 2004, the Company had recorded deferred tax assets as follows:

                                                          Long
                                          Current         Term            Total
                                         ---------      ---------      ---------
            Deferred Tax Assets          $  10,800      $  58,800      $  69,600
            Realization Allowance               --         58,800         58,800
                                         ---------      ---------      ---------
                  Balance Recognized     $  10,800             --      $  10,800
                                         =========      =========      =========

            The provisions for current income taxes were $7,382 in the year ended October 31, 2004 and $7,619 in the year ended October 31, 2003. These provisions were offset by adjustments to the realization allowance, reducing to zero the income tax charge each year.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                                 APRIL 30, 2005

ITEM 2  -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

            Three months ended April 30, 2005 compared to three months ended April 30, 2004

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

            In conjunction with such agreements, the Registrant has generated revenue of $14,134 and $15,822 for the three months ended April 30, 2005 and 2004, respectively.

            For the three months ended April 30, 2005, the Company has generated net income in the amount of $12,073, whereas for the three months ended April 30, 2004 the Company generated net income in the amount of $8,974. This increase in income occurred because of a decrease in expenses, principally attributable to the payment of annual report audit fees of $3,250 in this quarter in 2004.

            Six months ended April 30, 2005 compared to six months ended April 30, 2004

            In conjunction with the above-noted agreements, the Registrant has generated revenue of $29,864 and $29,843 for the six months ended April 30, 2005 and 2004, respectively.

            For the six months ended April 30, 2005, the Company has generated net income in the amount of $25,924, whereas for the six months ended April 30, 2004 the Company generated net income in the amount of $21,194. This increase is the result of higher cost in the 2004 period.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                                 APRIL 30, 2005

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

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                                 APRIL 30, 2005

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


June 14, 2005                          Donald M. Petroski
-----------------                      ------------------
Date                                   Donald M. Petroski,
                                       President, Director and Chief
                                       Financial Officer