Form 10QSB
period 2005-07-31
AIR BROOK AIRPORT EXPRESS INC
filed 2005-09-14
CIK 803097

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2005
                               -------------

                                       or
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                                --------------       --------------

Commission File Number: 33-9218

                         Air Brook Airport Express, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                             22-2742564
         --------                                             ----------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

115 West Passaic Street, Rochelle Park, New Jersey                        07662
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 2,427,922 shares as of July 31, 2005.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                                      INDEX


PART I - FINANCIAL INFORMATION:

         ITEM 1 - FINANCIAL STATEMENTS

               Consolidated Balance Sheets July 31, 2005 (Unaudited)
               and October 31, 2004                                            1

               Consolidated Statements of Income for the
               Three Months Ended July 31, 2005 and 2004 (Unaudited)           2

               Consolidated Statements of Income for the
               Nine Months Ended July 31, 2005 and 2004 (Unaudited)            3

               Consolidated Statement of Changes In Stockholders'
               Deficit for the Nine Months Ended July 31, 2005
               (Unaudited)                                                     4

               Consolidated Statement of Cash Flows for
               the Nine Months Ended July 31, 2005
               (Unaudited)                                                     5

               Notes to Consolidated Financial Statements (Unaudited)          6

         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                      7

PART II - OTHER INFORMATION                                                  8-9

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                        July 31,      October 31,
                                                          2005            2004
                                                      (Unaudited)      (Audited)
                                                     ------------    ------------
ASSETS
------
Current assets:
        Cash                                         $         41    $         61
        Deferred Tax Asset                                 10,800          10,800
                                                     ------------    ------------

                Total current assets                       10,841          10,861

Deposits                                                      650             650
                                                     ------------    ------------

Total assets                                         $     11,491    $     11,511
                                                     ============    ============


LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
        Accounts payable                             $        -0-    $        -0-
        Accrued expenses                                      -0-             -0-
        Due to affiliate                                  427,732         466,769
                                                     ------------    ------------

                Total current liabilities                 427,732         466,769
                                                     ------------    ------------

Stockholders' deficit:
        Common stock, $.0001 par value:
        98,800,000 shares authorized;
        2,427,922 issued and outstanding                      243             243
        Preferred stock, $.0001 par value:
        1,200,000 shares authorized; none issued
        Additional paid-in capital                        425,146         425,146
        Accumulated deficit                              (841,630)       (880,647)
                                                     ------------    ------------

                Total stockholders' deficit              (416,241)       (455,258)
                                                     ------------    ------------

Total liabilities and stockholders' deficit          $     11,491         $11,511
                                                     ============    ============

    The accompanying notes are an integral part of these financial statements
                                  (unaudited).

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                   FOR THE THREE MONTH PERIODS ENDED JULY 31,
                                   (UNAUDITED)

                                                              2005          2004
                                                          -----------   -----------
Revenue                                                   $    14,588   $    15,804

General, administrative and operating expenses            $     1,495   $     2,614
                                                          -----------   -----------

Net income                                                $    13,093   $    13,190
                                                          ===========   ===========

Income per common equivalent share -
basic and diluted:                                        $       .01   $       .01
                                                          ===========   ===========



Weighted average number of common shares outstanding:
                                                            2,427,922     2,427,922
                                                          ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                    FOR THE NINE MONTH PERIODS ENDED JULY 31,
                                   (UNAUDITED)

                                                              2005          2004
                                                          -----------   -----------
Revenue                                                   $    44,451   $    45,677

General, administrative and operating expenses            $     5,434   $    11,293
                                                          -----------   -----------

Net income                                                $    39,017   $    34,384
                                                          ===========   ===========

Income per common equivalent share -
basic and diluted:                                        $       .02   $       .01
                                                          ===========   ===========


Weighted average number of common shares outstanding:
                                                            2,427,922     2,427,922
                                                          ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                     FOR THE NINE MONTHS ENDED JULY 31, 2005
                                   (UNAUDITED)


                                                 Common Stock         Additional                        Total
                                                 ------------          Paid-in       Accumulated    Stockholders'
                                             Shares      Amount         Capital        Deficit         Deficit
                                           ---------   -----------   ------------   ------------    ------------
Balances at October 31, 2004               2,427,922   $       243   $    425,146       (880,647)   $   (455,258)
Net income and other changes for the
nine months ended July 31, 2005                                                           39,017          39,017
                                           ---------   -----------   ------------   ------------    ------------
Balance at July 31, 2005                   2,427,922   $       243   $    425,146   $   (841,630)   $   (416,241)
                                           =========   ===========   ============   ============    ============

   The accompanying notes are an integral part of these financial statements.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE NINE MONTHS ENDED JULY 31,
                                   (UNAUDITED)


                                                                  2005         2004
                                                               ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                   $  39,017    $  34,384
  Adjustments to reconcile net income to net cash consumed
   by operating activities:
      Changes in current liabilities:
         Decrease in accounts payable and accrued expenses            --           --
         Decrease in amount due to Affiliate                     (39,137)     (34,529)
                                                               ---------    ---------
Net cash consumed by operating activities                           (120)        (145)

CASH FLOWS FROM INVESTING ACTIVITIES                                  --           --

CASH FLOWS FROM FINANCING ACTIVITIES                                  --           --
         Advance From Affiliate                                      100           50
                                                               ---------    ---------
Increase/(Decrease) in cash                                          (20)         (95)

Cash, beginning of period                                             61          216
                                                               ---------    ---------
Cash, end of period                                            $      41    $     121
                                                               =========    =========


   The accompanying notes are an integral part of these financial statements.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2005


NOTE 1   BASIS OF PRESENTATION

         The unaudited interim consolidated financial statements of Air Brook Airport Express, Inc. and Subsidiary ("the Company") as of July 31, 2005 and for the three month and nine month periods ended July 31, 2005 and 2004 have been prepared in accordance with the instructions for form 10-QSB and do not include all information in footnotes for a full presentation of financial position, results of operations, and cash flows in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. The results of operations for the quarter and nine month periods ended July 31, 2005 are not necessarily indicative of the results to be expected for the full fiscal year ending October 31, 2005.

         Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company for the year ended October 31, 2004 as reported in Form 10-KSB.

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
                                          =========   =========   =========

         The provisions for current income taxes were $7,382 in the year ended October 31, 2004 and $7,619 in the year ended October 31, 2003. This provision was offset by an adjustment to the realization allowance, reducing to zero the income tax charge each year.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                                  JULY 31, 2005


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Three months ended July 31, 2005 compared to three months ended July 31, 2004

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

         In conjunction with such agreements, the Registrant has generated revenue of $14,588 and $15,804 for the three months ended July 31, 2005 and 2004, respectively.

         For the three months ended July 31, 2005, the Company has generated net income in the amount of $13,093, whereas for the three months ended July 31, 2004 the Company generated net income in the amount of $13,190. This decrease in income occurred because of a decline in revenues offset almost entirely by a decline in expenses.

         Nine months ended July 31, 2005 compared to nine months ended July 31, 2004

         In conjunction with the above-noted agreements, the Registrant has generated revenue of $44,451 and $45,677 for the nine months ended July 31, 2005 and 2004, respectively.

         For the nine months ended July 31, 2005, the Company has generated net income in the amount of $39,017, whereas for the nine months ended July 31, 2004 the Company generated net income in the amount of $34,384. This increase is the result of lower expenses in the 2005 period.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                                  JULY 31, 2005


                           PART II - OTHER INFORMATION


ITEM 1 - Legal Proceedings:

         None

ITEM 2 - Changes in Securities:

         None

ITEM 3 - Defaults Upon Senior Securities:

         None

ITEM 4 - Submission of Matters to a Vote of Security Holders:

         None

ITEM 5 - Other Information:

         None

ITEM 6-  Exhibits and Reports on Form 8-K:

         None

ITEM 7 - Certification of Officers

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Sections 906 and 302 of the Sarbanes - Oxley Act of 2002, the President, Chief Financial Officer and Secretary of the Company certify that:

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

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                                 JULY 31, 20054

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




September 13, 2005                         Donald M. Petroski
---------------------------                ------------------
Date                                       Donald M. Petroski,
                                           President, Director and Chief
                                           Financial Officer