Form 10KSB
period 2005-10-31
AIR BROOK AIRPORT EXPRESS INC
filed 2006-01-31
CIK 803097

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended October 31, 2005

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant at October 31, 2005 was approximately $77,876.

The number of shares of Registrant's Common Stock outstanding on October 31, 2005 was 2,427,922.

Revenue for the most recent fiscal year was $59,047.

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

PART I
------

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

During May, 1993, Air Limo, through a license agreement with the New Jersey Highway Authority (the "Authority"), opened a second Satellite Terminal located in the Borough of Montvale. The license agreement included a lease agreement between Air Limo and the Authority for an initial period of three years from February 1, 1993 to January 31, 1996. Air Limo has entered into a new ten-year license agreement with the New Jersey Highway Authority that terminates January 31, 2011. As consideration for the use of the Satellite Terminal, Air Limo pays the Authority twelve and one half percent (12 1/2%) of the gross sales, subject to a minimum payment of $6,000 per month, the minimum payment per month to the end of the term of the license agreement. Abex receives from Air Limo a three percent (3%) fee of the gross collections from this site.

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

ITEM 2. PROPERTIES

As of October 31, 2005, the Registrant maintained its principal executive offices at 115 West Passaic Street, Rochelle Park, New Jersey, on a rent-free basis pursuant to a verbal agreement with Donald M. Petroski, the Registrant's President and principal shareholder.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the last quarter of the period covered by this report.


PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) As of October 31, 2005, the Registrant's Common Stock is traded in the over-the-counter market. The range of high and low bid quotations, as reported by the National Quotation Bureau Incorporated, for the Registrant's securities for years ended October 31, 2005 and 2004, are as follows:

                                                                Common Stock
                                                                     Bid
                                                             -----------------
                                                               High     Low
                                                               ----     ---
Year Ended October 31, 2004
---------------------------
Three months ended January 31, 2004                            .07      .04
Three months ended April 30, 2004                              .07      .07
Three months ended July 31, 2004                               .07      .07
Three months ended October 31, 2004                            .07      .07

Year Ended October 31, 2005
---------------------------
Three months ended January 31, 2005                            .17      .07
Three months ended April 30, 2005                              .16      .12
Three months ended July 31, 2005                               .12      .05
Three months ended October 31, 2005                            .075     .05

(b) As of October 31, 2005, the approximate number of holders of record of the Registrant's Common Stock was 132.

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

In conjunction with these agreements, the Registrant has generated revenue of $59,047 and $61,668 for the years ended October 31, 2005 and 2004, respectively.

For the years ended October 31, 2005 and 2004, the Registrant's expenses amounted to $6,680 and $12,449, respectively. The Registrant's expenses are administrative in nature since all of the operational expenses are borne by the affiliate based on the agreements discussed above. General and administrative expenses decreased to $6,680 from $12,449 for the year ended October 31, 2004.

As a result of assigning its operations to an affiliate, the Registrant has been able to generate net income of $49,067 and $49,219, respectively, for the years ended October 31, 2005 and 2004.

Liquidity and Capital Resources
-------------------------------

The Company's consolidated financial statements have been prepared assuming that it will continue as a going concern. As shown in the consolidated financial statements, at October 31, 2005 the Company had a working capital deficiency of $406,191 as well as an accumulated deficit of $831,580. The Company obtains its entire financial support from an affiliate which is under the common control of the Company's majority stockholder. These factors, among other things, raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue in operation.

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS.

Independent Auditor's Report                                           F-1

Consolidated balance sheet
October 31, 2005                                                       F-2

Consolidated statements of income
For the years ended October 31, 2005 and 2004                          F-3

Consolidated statements of changes in stockholders' deficit
For the years ended October 31, 2005 and 2004                          F-4

Consolidated statements of cash flows
For the years ended October 31, 2005 and 2004                          F-5

Notes to consolidated financial statements                             F-6 - F-9

                                ROBERT G. JEFFREY
                           CERTIFIED PUBLIC ACCOUNTANT
                                61 BERDAN AVENUE
                             WAYNE, NEW JERSEY 07470

LICENSED TO PRACTICE
         IN NEW YORK AND NEW JERSEY                    TEL:  973-628-0022
MEMBER OF AICPA                                        FAX:  973-696-9002
         PRIVATE COMPANIES PRACTICE SECTION            E-MAIL:  rgjcpa@erols.com


                  REPORT OF INDEPENDENT PUBLIC ACCOUNTING FIRM


To the Board of Directors of Air Brook Airport Express, Inc.:

I have audited the accompanying consolidated balance sheet of Air Brook Airport Express, Inc. and its wholly owned subsidiary ("the Company") as of October 31, 2005, and the related consolidated statements of income, changes in stockholders' deficit, and cash flows for the years ended October 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate under the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opionion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, based on my audits, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Air Brook Airport Express, Inc. and its wholly owned subsidiary as of October 31, 2005 and the results of their operations and their cash flows for the years ended October 31, 2005 and 2004 in accordance with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, at October 31, 2005, the Company had a working capital deficiency of $406,191 as well as an accumulated deficit of $831,580. As more fully described in Notes 1 and 5, the Company obtains its entire financial support from an affiliate which is under the common control of the Company's majority stockholder. These factors among other things, also discussed in Notes 1 and 8 to the consolidated financial statements, raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue in operation.

Wayne, New Jersey
January 26, 2006


                                       F1

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                OCTOBER 31, 2005

ASSETS
------
Current assets:
     Cash                                                             $      96
     Deferred tax asset                                                   7,500
                                                                      ---------
Total current assets                                                      7,596

Deposits                                                                    650
                                                                      ---------

Total assets                                                          $   8,246
                                                                      =========

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
     Accounts payable                                                   $ - 0 -
     Accrued expenses                                                     - 0 -
     Due to affiliate                                                   414,437
                                                                      ---------

Total current liabilities                                              (414,437)
                                                                      ---------

Stockholders' deficit:
Common stock, $.0001 par value: 98,800,000 shares authorized;
2,427,922 issued and outstanding                                            243
Preferred stock, $.0001 par value:
1,200,000 shares authorized; none issued
Additional paid-in capital                                              425,146
Accumulated deficit                                                    (831,580)
                                                                      ---------

Total stockholders' deficit                                            (406,191)
                                                                      ---------

Total liabilities and stockholders' deficit                           $   8,246
                                                                      =========


   The accompanying notes are an integral part of these financial statements.

                                       F2

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                         FOR THE YEARS ENDED OCTOBER 31

                                                         2005            2004
                                                      ----------      ----------

Revenue                                               $   59,047      $   61,668
Expenses:
   General, administrative and operating                   6,680          12,449
                                                      ----------      ----------

Income before income taxes                                52,367          49,219
Provision for income taxes                                 3,300             -0-
                                                      ----------      ----------
Net income                                            $   49,067      $   49,219
                                                      ==========      ==========

Basic and diluted earnings per common share:          $      .02      $      .02
                                                      ==========      ==========

Weighted average number of shares outstanding          2,427,922       2,427,922
                                                      ==========      ==========



   The accompanying notes are an integral part of these financial statements.


                                       F3

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                  FOR THE YEARS ENDED OCTOBER 31, 2005 AND 2004

                                                 Common       Additional                        Total
                                                 Stock         Paid-in       Accumulated    Stockholders'
                                  Shares         Amount        Capital         Deficit         Deficit
                                ---------      ---------      ---------      ---------       ---------
Balances, October 31, 2003      2,427,922      $     243      $ 425,146      $(929,866)      $(504,477)

Net income for the year
   ended October 31, 2004                                                       49,219          49,219
                                ---------      ---------      ---------      ---------       ---------
Balances, October 31, 2004      2,427,922            243        425,146       (880,647)       (455,258)

Net income for the year
   ended October 31, 2005                                                       49,067          49,067
                                ---------      ---------      ---------      ---------       ---------
Balances, October 31, 2005      2,427,922      $     243      $ 425,146      $(831,580)      $(406,191)
                                =========      =========      =========      =========       =========


   The accompanying notes are an integral part of these financial statements.


                                       F4

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE YEARS ENDED OCTOBER 31

                                                                   2005          2004
                                                                 --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                       $ 49,067      $ 49,219
Adjustments to reconcile net income to net cash provided by
operating activities:
     Adjustment for charges not requiring the outlay of cash:
         Provision for income taxes
     Changes in current liabilities:
             Decrease in amount due to affiliate                    3,300            --
                                                                  (52,332)      (49,374)
       Decrease in accounts payable and accrued expenses            - 0 -         - 0 -
                                                                 --------      --------
Net cash flows provided by operating activities                        35          (155)

CASH FLOWS FROM INVESTING ACTIVITIES                                   --            --

CASH FLOWS FROM FINANCING ACTIVITIES                                   --            --
                                                                 --------      --------
Increase/(Decrease) in cash                                            35          (155)
Cash, beginning of period                                              61           216
                                                                 --------      --------
Cash, end of period                                              $     96      $     61
                                                                 ========      ========

   The accompanying notes are an integral part of these financial statements.


                                       F5

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2005

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

            At October 31, 2005, approximately twenty three percent of the Company's outstanding common stock was owned by a publicly held Company.

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

NOTE 2      GOING CONCERN UNCERTAINTY

            The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company had a material working capital deficiency and an accumulated deficit at October 31, 2005. Additionally, the Company receives significant financial support and generates all of its revenue from an affiliated entity, Air Brook Limousine, Inc. ("Air Limo"), pursuant to agreements dated February 4, 1991 and May 1, 1993 (See Note 5). These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation with its affiliate.

            The Company's present plans, the realization of which cannot be assured, to overcome these difficulties include but are not limited to the continuing effort to investigate business acquisition and merger opportunities.

NOTE 3      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            a.    Consolidated Statements
                  -----------------------

            The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Abex. All significant intercompany balances and transactions have been eliminated in consolidation.


                                       F6

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2005

NOTE 3      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

            b.    Cash
                  ----

            For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

            c.    Fair Value of Financial Instruments
                  -----------------------------------

            The carrying amounts of the Company's financial instruments, which include cash equivalents and curreent liabilities approximate their fair values at October 31, 2005.

            d.    Earnings Per Share
                  ------------------

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

            e.    Income Taxes
                  ------------

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

            f.    Use of Estimates
                  ----------------

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

            g.    Advertising Costs
                  -----------------

            The Company expenses advertising costs when the advertisement occurs. There were no expenditures for advertising during the years ended October 31, 2005 or 2004.

            h.    Segment Reporting
                  -----------------

            Management treats the operation of the Company and its subsidiary as one segment.

            i.    Recognition of Revenue
                  ----------------------

            Revenue is realized from commissions on sales at the Satellite Terminals. Recognition occurs upon receipt of daily reports of these sales.


                                       F7

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2005


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


NOTE 5      DUE TO AFFILIATE

            As of October 31, 2005, there was a balance due to Air Limo of $414,437, the net amount of advances made by Air Limo partially offset by earnings on the contracts for the operation of the two terminals. This balance bears no interest and is payable on demand.


NOTE 6      INCOME TAXES

            The Company and its subsidiary have each experienced significant net operating losses in previous years. As a result, neither has incurred Federal income taxes during the years ended October 31, 2005 or 2004. The available net operating losses totaled approximately $120,000 at October 31, 2005. These losses can be carried forward and deducted in any year in which the Companies have taxable income. If not used, these carryforwards will expire as follows:


                             2006                120,000


                                       F8

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2005


NOTE 6      INCOME TAXES (Cont'd)

            Under Statement of Financial Accounting Standards No. 109, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. The Company has recorded deferred tax assets as follows:


                                                      Current
                                                     ---------
                           Deferred Tax Assets       $  18,000
                           Realization Allowance        10,500
                                                     ---------
                             Balance Recognized      $   7,500
                                                     =========

            The provision for current income taxes was $7,855 in the year ended October 31, 2005, and $7,382 in the year ended October 31, 2004. These provisions have been offset by adjustments to the realization allowance, reducing to zero the income tax charge each year. The balance of the realization allowance was reduced by $58,500 during the 2005 year because of expiring net operating losses.


NOTE 7      SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

            Revenue recognition produces a reduction of the obligation to Air Limo. In addition, most Company expenses are paid by Air Limo and the obligation is increased. These transactions resulted in a net reduction of the obligation to Air Limo during the year ended October 31, 2005 of $52,332. The obligation was reduced $49,374 during the year ended October 31, 2004. There were no noncash investing and financing activities during either year.

            There was no cash paid for interest or taxes during these years.


NOTE 8      COMMITMENTS AND CONTINGENCIES

            a.    Dependence on Affiliate
                  -----------------------

            Air Limo advances funds on behalf of the Company and its subsidiary to finance day to day operations. This arrangement could be terminated at any time by Air Limo, and these advances are due on demand. In addition, all Company revenue comes from commissions on revenue of the two facilities operated by Air Limo.

            b.    Dependence on Lease Terms
                  -------------------------

            The Ridgewood terminal, which is operated by Air Limo, is leased by Air Limo from the village of Ridgewood, New Jersey. This facility produced 90% of Company revenue during the year ended October 31, 2005. The initial lease term expired January 1, 1999.

            The lease term of the Montvale facility will terminate January 31, 2011.


                                       F9

PART III
--------

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
----------------------------------------------------------

Name                          Position                   Term-Served Since
----                          --------                   -----------------
Donald M. Petroski            President, Chief           July, 1988
                              Financial Officer,
                              Director

Jeffrey M. Petroski           Secretary                  August, 1989


DONALD M. PETROSKI (67 years old) has been President, Chief Financial Officer and a Director of the Registrant since July 1988 when the Registrant acquired all of the outstanding stock of Abex, of which Mr. Petroski was the sole shareholder. Mr. Petroski has been involved in the ground transportation industry for thirty five (35) years, beginning in 1971 when he founded Air Limo of which he remains President.

JEFFREY M. PETROSKI (42 years old) has been Secretary of the Registrant since August, 1989. A graduate of Rutgers University, Mr. Petroski has been involved in the transportation industry for 19 years. Mr. Petroski is the son of Donald Petroski and also a Vice President of Air Limo, an affiliate of the Registrant.

The above officers and directors shall serve for a term of one year or until their successors have been elected.

ITEM 10. EXECUTIVE COMPENSATION

For the year ended October 31, 2005 no executive officers or directors of the registrant were paid or accrued remuneration in excess of $60,000.

No compensation has been or will be paid on account of services rendered by a director in such capacity other than for the reasonable expenses incurred in connection with the Registrant's business.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)   Security Ownership of Certain Beneficial Owners:

      Set forth below is certain information concerning persons/entities who are known by the Registrant to have owned of beneficially more than 5% of the Registrant's Common Stock, $.0001 par value, on October 31, 2005:

                                     Amount and Nature
Name and Address                       of Beneficial               Percent
of Beneficial Owner                      Ownership              of Class (l)
-------------------                  -----------------          -------------
Donald M. Petroski (2)                  1,315,397                   54.2%
P.O. Box 123                            President
115 West Passaic Street
Rochelle Park, NJ

New America Group, Inc.                   550,500                   22.6%
513 Main Avenue
Bay Head, NJ


(1) Based upon 2,427,922 shares of Common Stock outstanding as of October 31, 2005.

(2) Donald M. Petroski's shares include 1,010,000 shares owned by Mr. Petroski, 277,422 shares owned by Air Limo, 27,850 shares owned by his son, Jeffrey M. Petroski, and 125 shares owned by his wife, Barbara Petroski.

(b)   Security Ownership of Management:

      Set forth below is certain information concerning the number and percentage of shares of Common Stock of the Registrant owned of record and beneficially by each officer and director of the Registrant and by all officers and directors as a group as of October 31, 2005.

                                                                           Amount of
                                Name and Address      of Beneficial    Percent of Class
Title of Class                of Beneficial Owner       Ownership            (1)
-------------------           -------------------     -------------    ----------------

Common Stock                  Donald M. Petroski       1,010,000            41.6%
$.0001 par value              President, Director

Common Stock                  Air Brook Limousine        277,422            11.4%
$.0001 par value

Common Stock                  Jeffrey M. Petroski         27,850             1.2%
$.0001 par value              Secretary

Common Stock                  Barbara Petroski               125              --
                                                       ---------           -----
$.0001 par value
 Total                                                 1,315,397            54.2%
                                                       =========           =====


(1) Based upon 2,427,922 shares of Common Stock outstanding as of October 31, 2005.

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

In November, 1988, Abex executed an agreement to acquire Central Transit Lines, Inc. ("CTL"), by issuance of additional shares of common stock in exchange for 100% of the issued and outstanding common shares of CTL. CTL is a wholly owned subsidiary of Air Limo. The agreement provided for a transition period during which several contingencies had to be met before the acquisition became effective. The transaction was terminated in 1989. The agreement stipulated that if the acquisition was not consummated, Abex would be responsible to CTL for all reasonable costs associated with such transition period. Abex was indebted to CTL in the amount of $231,272 at October 31, 2005 and 2004 relating to costs associated with this transaction; this amount is included in the amount due to affiliate on the balance sheet.

In addition to the above, as of October 31, 2005 and 2004, the Company and its subsidiary were obligated to Air Limo for advances in the amount of $183,165 and $235,497, respectively. These advances are made directly to or on behalf of the Company and Abex to fund operations and liquidate liabilities. Such advances bear no interest and are payable on demand.

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

PART IV
-------

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

                                        AIR BROOK AIRPORT EXPRESS, INC., AND
                                        SUBSIDIARY (Registrant)


Dated: January 26, 2006                 By: /s/ Donald M. Petroski
                                            ------------------------------------
                                                DONALD M. PETROSKI
                                                President

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


January 26, 2 006                       /s/ Donald M. Petroski
                                        ----------------------------------------
                                            DONALD M. PETROSKI, President,
                                            Chief Financial Officer and Director


January 26, 2006                        /s/ Jeffrey M. Petroski
                                        ----------------------------------------
                                            JEFFREY M. PETROSKI, Secretary