Form 10QSB
period 2006-01-31
AIR BROOK AIRPORT EXPRESS INC
filed 2006-03-14
CIK 803097

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[xx] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    January 31, 2006
                                  ----------------

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number:             33-9218
                                    -------

                         Air Brook Airport Express, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                            22-2742564
-------------------------------                           ----------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

115 West Passaic Street, Rochelle Park, New Jersey              07662
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

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                 Yes [xx] No [_]

           APPLICABLE ONLY TO CORPORATE ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                                                                  Yes [_] No [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 2,427,922 shares as of January 31, 2006.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                                      INDEX


PART I - FINANCIAL INFORMATION:

         ITEM 1 - FINANCIAL STATEMENTS

                  Consolidated Balance Sheets January 31, 2006 (Unaudited)
                  and October 31, 2005                                         1

                  Consolidated Statements of Income for the
                  Three Months Ended January 31, 2006 and 2005 (Unaudited)     2

                  Consolidated Statement of Changes In
                  Stockholders' Deficit for
                  the Three Months Ended January 31, 2006 (Unaudited)          3

                  Consolidated Statements of Cash Flows for the Three Months
                  Ended January 31, 2006 and 2005 (Unaudited)                  4

         Notes to Consolidated Financial Statements (Unaudited)                5

         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                         6

         PART II - OTHER INFORMATION                                       7 - 8

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                   January 31,   October 31,
                                                      2006         2005
                                                   (Unaudited)   (Audited)
                                                    ---------    ---------
ASSETS

Current assets:
         Cash                                       $      51    $      96
         Deferred Tax Asset                             7,500        7,500
                                                    ---------    ---------
                  Total current assets                  7,551        7,596
Deposits                                                  650          650
                                                    ---------    ---------
Total assets                                        $   8,201    $   8,246
                                                    =========    =========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
         Accounts payable                           $   - 0 -    $    - 0 -
         Accrued expenses                               - 0 -         - 0 -
         Due to affiliate                             398,187      414,437
                                                    ---------    ---------
                  Total current liabilities           398,187      414,437
                                                    ---------    ---------

Stockholders' deficit:
         Common stock, $.0001 par value:
         98,800,000 shares authorized;
         2,427,922 issued and outstanding                 243          243
         Preferred stock, $.0001 par value:
         1,200,000 shares authorized; none issued
         Additional paid-in capital                   425,146      425,146
         Accumulated deficit                         (815,375)    (831,580)
                                                    ---------    ---------
                  Total stockholders' deficit        (389,986)    (406,191)
                                                    ---------    ---------
Total liabilities and stockholders' deficit         $   8,201    $   8,246
                                                    =========    =========


                 The accompanying notes are an integral part of
                     these financial statements (unaudited).

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                  FOR THE THREE MONTH PERIODS ENDED JANUARY 31,
                                   (UNAUDITED)

                                                            2006         2005
                                                         ----------   ----------
Revenue                                                  $   17,657   $   15,729

General, administrative and operating expenses           $    1,451   $    1,878
                                                         ----------   ----------

Net income                                               $   16,205   $   13,851
                                                         ==========   ==========

Income per common equivalent share - basic and
diluted:                                                 $      .01   $      .01
                                                         ==========   ==========

Weighted average number of common shares outstanding:     2,427,922    2,427,922
                                                         ==========   ==========


   The accompanying notes are an integral part of these financial statements.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                   FOR THE THREE MONTHS ENDED JANUARY 31, 2006
                                   (UNAUDITED)

                                                 Common Stock              Additional                       Total
                                             ----------------------         Paid-in      Accumulated    Stockholders'
                                              Shares          Amount        Capital        Deficit         Deficit
                                             ---------       -------        --------      ----------      ----------
Balances at October 31, 2005                 2,427,922        $  243       $ 425,146      $(831,580)      $(406,191)
Net income for the three months ended
January 31, 2006                                                                             16,205          16,205
                                             ---------       -------        --------      ----------      ----------
Balance at January 31, 2006                  2,427,922       $   243        $425,146      $(815,375)      $(389,986)
                                             =========       =======        ========      ==========      ==========


   The accompanying notes are an integral part of these financial statements.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE THREE MONTHS ENDED JANUARY 31,
                                   (UNAUDITED)

                                                               2006        2005
                                                             --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                 $ 16,205    $ 13,851
  Adjustments to reconcile net income to net cash consumed
   by operating activities:
      Changes in current liabilities:
         Decrease in accounts payable and accrued expenses         --          --
         Decrease in amount due to Affiliate                  (16,250)    (13,881)
                                                             --------    --------
Net cash consumed by operating activities                         (45)        (30)

CASH FLOWS FROM INVESTING ACTIVITIES                               --          --

CASH FLOWS FROM FINANCING ACTIVITIES                               --          --
                                                             --------    --------
Decrease in cash                                                  (45)        (30)

Cash, beginning of period                                          96          61
                                                             --------    --------

Cash, end of period                                          $     51    $     31
                                                             ========    ========


   The accompanying notes are an integral part of these financial statements.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2006

NOTE 1   BASIS OF PRESENTATION

      The unaudited interim consolidated financial statements of Air Brook Airport Express, Inc. and Subsidiary ("the Company") as of January 31, 2006 and for the three month periods ended January 31, 2006 and 2005, have been prepared in accordance with the instructions for form 10-QSB and do not include all information in footnotes for a full presentation of financial position, results of operations, and cash flows in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. The results of operations for the quarter ended January 31, 2006 are not necessarily indicative of the results to be expected for the full fiscal year ending October 31, 2006.

      Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company for the year ended October 31, 2005.

NOTE 2   INCOME TAXES

      Under Statement of Financial Accounting Standards No. 109, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. At October 31, 2005, the Company had recorded deferred tax assets as follows:

                                                      Current
                                                     ---------
                          Deferred Tax Assets        $  18,000
                          Realization Allowance         10,500
                                                     ---------
                          Balance Recognized         $   7,500
                                                     =========

      The provisions for current income taxes were $7,855 in the year ended October 31, 2005 and $7,382 in the year ended October 31, 2004. These provisions were offset by adjustments to the realization allowance, reducing to zero the income tax charge each year.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                                JANUARY 31, 2006

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Three months ended January 31, 2006 compared to three months ended January 31, 2005

      Pursuant to an agreement signed on February 4, 1991, the Company transferred all of its operating activities for its satellite terminal located in Ridgewood, New Jersey and, on July 1, 1991 its transportation equipment, to Air Brook Limousine, Inc. ("Air Limo"). Air Limo in return pays the Company a fee equal to ten percent (10%) of gross Air Brook Airport Express collections from such terminal.

      On May 1, 1993, the Company entered into an agreement with Air Limo in which Air Limo agreed to open and operate a second satellite terminal located in the borough of Montvale, New Jersey. Pursuant to the agreement, Air Limo bears all costs of operating such terminal and pays the Company three percent (3%) of Air Limo's gross receipts from Air Brook Airport Express operations at such terminal.

      On August 10, 1993, the Company entered into an agreement with Air Limo which stipulates that Air Limo will fund the Company's operations for as long as Air Limo deems necessary and as long as Air Limo is financially able. Such advances are due on demand. Air Limo may terminate such agreement at any time at its own discretion.

      In conjunction with such agreements, the Registrant has generated revenue of $17,657 and $15,729 for the three months ended January 31, 2006 and 2005, respectively. This increase in revenue resulted from an increase in Air Brook Airport Express passenger volume.

      For the three months ended January 31, 2006, the Company has generated net income in the amount of $16,205, whereas for the three months ended January 31, 2005 the Company generated net income in the amount of $13,851. This increase in income occurred because of an increase in revenue.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                                JANUARY 31, 2006

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

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                                JANUARY 31, 2006

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


March 14, 2006                          Donald M. Petroski
-----------------------                 ------------------
Date                                    Donald M. Petroski,
                                        President, Director and Chief
                                        Financial Officer