Form 10QSB
period 2006-04-30
AIR BROOK AIRPORT EXPRESS INC
filed 2006-06-14
CIK 803097

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[xx] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                April 30, 2006
                              --------------------------------------------------

                                       or
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               -------------------      ------------------------

Commission File Number:                         33-9218
                        --------------------------------------------------------

                         Air Brook Airport Express, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                            22-2742564
-------------------------------                      ---------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

115 West Passaic Street, Rochelle Park, New Jersey             07662
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

                                                                  Yes [_] No [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 2,427,922 shares as of April 30, 2006.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                                      INDEX


PART I - FINANCIAL INFORMATION:

   ITEM 1 - FINANCIAL STATEMENTS

            Consolidated Balance Sheets April 30, 2006 (Unaudited)
            and October 31, 2005                                           1

            Consolidated Statements of Income for the
            Three Months Ended April 30, 2006 and 2005 (Unaudited)         2

            Consolidated Statements of Income for the
            Six Months Ended April 30, 2006 and 2005 (Unaudited)           3

            Consolidated Statement of Changes In Stockholders'
            Deficit for the Six Months Ended April 30, 2006 (Unaudited)    4

            Consolidated Statement of Cash Flows for the
            Six Months Ended April 30, 2006 (Unaudited)                    5

            Notes to Consolidated Financial Statements (Unaudited)         6

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS                           7

   PART II - OTHER INFORMATION                                             8 - 9

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                         April 30,   October 31,
                                                           2006         2005
                                                        (Unaudited)   (Audited)
                                                         ---------    ---------
ASSETS
Current assets:
         Cash                                            $     105    $      96
         Deferred Tax Asset                                  7,500        7,500
                                                         ---------    ---------
                  Total current assets                       7,605        7,596
Deposits                                                       650          650
                                                         ---------    ---------

Total assets                                             $   8,255    $   8,246
                                                         =========    =========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
         Accounts payable                                  $ - 0 -      $ - 0 -
         Accrued expenses                                    - 0 -        - 0 -
         Due to affiliate                                  384,126      414,437
                                                         ---------    ---------

                  Total current liabilities                384,126      414,437
                                                         ---------    ---------

Stockholders' deficit:
         Common stock, $.0001 par value:
         98,800,000 shares authorized;
         2,427,922 issued and outstanding                      243          243
         Preferred stock, $.0001 par value:
         1,200,000 shares authorized; none issued
         Additional paid-in capital                        425,146      425,146
         Accumulated deficit                              (801,260)    (831,580)
                                                         ---------    ---------

                  Total stockholders' deficit             (375,871)    (406,191)
                                                         ---------    ---------

Total liabilities and stockholders' deficit              $   8,255    $   8,246
                                                         =========    =========


   The accompanying notes are an integral part of these financial statements
                                  (unaudited).

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                   FOR THE THREE MONTH PERIODS ENDED APRIL 30,
                                   (UNAUDITED)

                                                            2006         2005
                                                         ----------   ----------
Revenue                                                  $   16,679   $   14,134

General, administrative and operating expenses           $    2,564   $    2,061
                                                         ----------   ----------

Net income                                               $   14,115   $   12,073
                                                         ==========   ==========

Income per common equivalent share - basic and
diluted:                                                 $      .01   $      .00
                                                         ==========   ==========



Weighted average number of common shares outstanding:
                                                          2,427,922    2,427,922
                                                         ==========   ==========

   The accompanying notes are an integral part of these financial statements.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                    FOR THE SIX MONTH PERIODS ENDED APRIL 30,
                                   (UNAUDITED)

                                                            2006         2005
                                                         ----------   ----------
Revenue                                                  $   34,336   $   29,864

General, administrative and operating expenses           $    4,016   $    3,940
                                                         ----------   ----------

Net income                                               $   30,320   $   25,924
                                                         ==========   ==========

Income per common equivalent share - basic and
diluted:                                                 $      .01   $      .01
                                                         ==========   ==========



Weighted average number of common shares outstanding:     2,427,922    2,427,922
                                                         ==========   ==========

   The accompanying notes are an integral part of these financial statements.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                     FOR THE SIX MONTHS ENDED APRIL 30, 2006
                                   (UNAUDITED)



                                         Common Stock        Additional                      Total
                                      ---------------------    Paid-in     Accumulated    Stockholders'
                                       Shares      Amount      Capital       Deficit         Deficit
                                      ---------   ---------   ---------     ---------       ---------
Balances at October 31, 2005          2,427,922   $     243   $ 425,146     $(831,580)      $(406,191)
Net income for the six months ended
April 30, 2006                                                                 30,320          30,320
                                      ---------   ---------   ---------     ---------       ---------

Balance at April 30, 2006             2,427,922   $     243   $ 425,146     $(801,260)      $(375,871)
                                      =========   =========   =========     =========       =========

   The accompanying notes are an integral part of these financial statements.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE SIX MONTHS ENDED APRIL 30,
                                   (UNAUDITED)

                                                               2006        2005
                                                             --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                 $ 30,320    $ 25,924
  Adjustments to reconcile net income to net cash consumed
   by operating activities:
      Changes in current liabilities:
         Decrease in accounts payable and accrued expenses       --          --
         Decrease in amount due to Affiliate                  (30,411)    (25,999)
                                                             --------    --------
Net cash consumed by operating activities                         (91)        (75)

CASH FLOWS FROM INVESTING ACTIVITIES                             --          --

CASH FLOWS FROM FINANCING ACTIVITIES                             --          --
         Advance From Affiliate                                   100         100

                                                             --------    --------
Increase/(Decrease) in cash                                         9          25
Cash, beginning of period                                          96          61
                                                             --------    --------
Cash, end of period                                          $    105    $     86
                                                             ========    ========


   The accompanying notes are an integral part of these financial statements.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2006


NOTE 1   BASIS OF PRESENTATION

      The unaudited interim consolidated financial statements of Air Brook Airport Express, Inc. and Subsidiary ("the Company") as of April 30, 2006 and for the three month and six month periods ended April 30, 2006 and 2005, have been prepared in accordance with the instructions for form 10-QSB and do not include all information in footnotes for a full presentation of financial position, results of operations, and cash flows in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. The results of operations for the quarter and six month period ended April 30, 2006 are not necessarily indicative of the results to be expected for the full fiscal year ending October 31, 2006.

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

NOTE 2   INCOME TAXES

      Under Statement of Financial Accounting Standards No. 109, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. At October 31, 2005, the Company had recorded deferred tax assets as follows:


                                                     Current
                                                     --------
                  Deferred Tax Assets                $18,000
                  Realization Allowance                10,500
                                                     --------
                          Balance Recognized         $  7,500
                                                     ========

      The provisions for current income taxes were $7,855 in the year ended October 31, 2005 and $7,382 in the year ended October 31, 2004. These provisions were offset by adjustments to the realization allowance, reducing to zero the income tax charge each year.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                                 APRIL 30, 2006


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Three months ended April 30, 2006 compared to three months ended April 30, 2005

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

      In conjunction with such agreements, the Registrant has generated revenue of $16,679 and $14,134 for the three months ended April 30, 2006 and 2005, respectively, reflective of higher volume during the period.

      For the three months ended April 30, 2006, the Company has generated net income in the amount of $14,115, whereas for the three months ended April 30, 2005 the Company generated net income in the amount of $12,073. The increase in income occurred because of the increase in revenue noted above.

      Six months ended April 30, 2006 compared to six months ended April 30,
      2005

      In conjunction with the above-noted agreements, the Registrant has generated revenue of $34,336 and $29,864 for the six months ended April 30, 2006 and 2005, respectively, due to higher volume.

      For the six months ended April 30, 2006, the Company has generated net income in the amount of $30,320, whereas for the six months ended April 30, 2005 the Company generated net income in the amount of $25,924. This increase is again reflective of the increase in revenue from the 2005 period.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                                 APRIL 30, 2006



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

ITEM 6 - Exhibits and Reports on Form 8-K:

              None

ITEM 7 - Certification of Officers

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Sections 906 and 302 of the Sorbanes - Oxley Act of 2002, the President, Chief Financial Officer and Secretary of the Company certify that:

      1. Each officer has reviewed this quarterly report 10-QSB of Air Brook Airport Express, Inc.

      2. Based upon the knowledge of each officer, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

      3. Based on each officer's knowledge, the financial statements and other financial information included in this report, fairly present in all material respects the financial condition and results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

      4. The officers signing below are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(e) and 15d 15(e)) for the registrant and have:

            a. Designed such disclosure controls and procedures to be designed under their supervision, to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to them by others within those entities, particularly during the period in which this report is being prepared;

            b. Evaluated the effectiveness of the registrant's disclosure controls and procedures, and presented in this report their conclusions about the effectiveness of the disclosure and procedures, as of the end of the period covered by this report based on such evaluation;

            c. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

      5. The registrant's certifying officers signing below have disclosed, based on their most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

            a. all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

            b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                                 APRIL 30, 2006

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    Air Brook Airport Express, Inc.
                                    (Registrant)




June 14, 2006                       Donald M. Petroski
----------------------              ------------------
Date                                         Donald M. Petroski,
                                    President, Director and Chief
                                    Financial Officer