Form 10QSB
period 2006-07-31
AIR BROOK AIRPORT EXPRESS INC
filed 2006-09-14
CIK 803097

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[xx] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          July 31, 2006
                              --------------------------------------------------

                                       Or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               ----------------------      ---------------------

Commission File Number:                 33-9218
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 2,427,922 shares as of July 31, 2006.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                                      INDEX

PART I - FINANCIAL INFORMATION:

   ITEM 1 - FINANCIAL STATEMENTS

      Consolidated Balance Sheets July 31, 2006 (Unaudited)
      and October 31, 2005                                                     1

      Consolidated Statements of Income for the
      Three Months Ended July 31, 2006 and 2005 (Unaudited)                    2

      Consolidated Statements of Income for the
      Nine Months Ended July 31, 2006 and 2005 (Unaudited)                     3

      Consolidated Statement of Changes In Stockholders'
      Deficit for the Nine Months Ended July 31, 2006 (Unaudited)              4

      Consolidated Statement of Cash Flows for the
      Nine Months Ended July 31, 2006
      (Unaudited)                                                              5

      Notes to Consolidated Financial Statements (Unaudited)                   6

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                               7

PART II - OTHER INFORMATION                                                8 - 9

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                               July 31,   October 31,
                                                 2006        2005
                                             (Unaudited)   (Audited)
                                              ---------    ---------
ASSETS
Current assets:
   Cash                                       $      61    $      96
   Deferred Tax Asset                             7,500        7,500
                                              ---------    ---------
      Total current assets                        7,561        7,596

Deposits                                            650          650
                                              ---------    ---------
Total assets                                  $   8,211    $   8,246
                                              =========    =========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                           $   - 0 -    $   - 0 -
   Accrued expenses                               - 0 -        - 0 -
   Due to affiliate                             368,253      414,437
                                              ---------    ---------

      Total current liabilities                 368,253      414,437
                                              ---------    ---------

Stockholders' deficit:
   Common stock, $.0001 par value:
   98,800,000 shares authorized;
   2,427,922 issued and outstanding                 243          243
   Preferred stock, $.0001 par value:
   1,200,000 shares authorized; none issued
   Additional paid-in capital                   425,146      425,146
   Accumulated deficit                         (785,431)    (831,580)
                                              ---------    ---------

      Total stockholders' deficit              (360,042)    (406,191)
                                              ---------    ---------

Total liabilities and stockholders' deficit   $   8,211    $   8,246
                                              =========    =========

   The accompanying notes are an integral part of these financial statements
                                  (unaudited).

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                   FOR THE THREE MONTH PERIODS ENDED JULY 31,
                                   (UNAUDITED)

                                                          2006           2005
                                                        ----------   ----------
Revenue                                                 $   16,976   $   14,588

General, administrative and operating expenses          $    1,147   $    1,495
                                                        ----------   ----------

Net income                                              $   15,829   $   13,093
                                                        ==========   ==========

Income per common equivalent share -
basic and diluted:                                      $      .01   $      .01
                                                        ==========   ==========

Weighted average number of common
shares outstanding:                                      2,427,922    2,427,922
                                                        ==========   ==========


   The accompanying notes are an integral part of these financial statements.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                    FOR THE NINE MONTH PERIODS ENDED JULY 31,
                                   (UNAUDITED)

                                                           2006         2005
                                                           ----         ----
Revenue                                                 $   51,312   $   44,451

General, administrative and operating expenses          $    5,163   $    5,434
                                                        ----------   ----------

Net income                                              $   46,149   $   39,017
                                                        ==========   ==========

Income per common equivalent share - basic and
diluted:                                                $      .02   $      .02
                                                        ==========   ==========

Weighted average number of common shares outstanding:    2,427,922    2,427,922
                                                        ==========   ==========

   The accompanying notes are an integral part of these financial statements.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                     FOR THE NINE MONTHS ENDED JULY 31, 2006
                                   (UNAUDITED)


                                           Common Stock        Additional                  Total
                                           ------------         Paid-in    Accumulated  Stockholders'
                                        Shares      Amount      Capital      Deficit      Deficit
                                       ---------   ---------   ---------   ---------    ---------
Balances at October 31, 2005           2,427,922   $     243   $ 425,146   $(831,580)   $(406,191)

Net income for the nine months ended
July 31, 2006
                                                                              46,149       46,149
                                       ---------   ---------   ---------   ---------    ---------

Balance at July 31, 2006               2,427,922   $     243   $ 425,146   $(785,431)   $(360,042)
                                       =========   =========   =========   =========    =========

   The accompanying notes are an integral part of these financial statements.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE NINE MONTHS ENDED JULY 31,
                                   (UNAUDITED)

                                                               2006         2005
                                                             --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                 $ 46,149    $ 39,017
  Adjustments to reconcile net income to net cash consumed
   by operating activities:
      Changes in current liabilities:
         Decrease in accounts payable and accrued expenses         --          --
         Decrease in amount due to Affiliate                  (46,284)    (39,137)
                                                             --------    --------
Net cash consumed by operating activities                        (135)       (120)

CASH FLOWS FROM INVESTING ACTIVITIES                               --          --

CASH FLOWS FROM FINANCING ACTIVITIES                               --          --
         Advance From Affiliate                                   100         100
                                                             --------    --------
Increase/(Decrease) in cash                                       (35)        (20)
Cash, beginning of period                                          96          61
                                                             --------    --------
Cash, end of period                                          $     61    $     41
                                                             ========    ========

   The accompanying notes are an integral part of these financial statements.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2006

NOTE 1      BASIS OF PRESENTATION

            The unaudited interim consolidated financial statements of Air Brook Airport Express, Inc. and Subsidiary ("the Company") as of July 31, 2006 and for the three month and nine month periods ended July 31, 2006 and 2005 have been prepared in accordance with the instructions for form 10-QSB and do not include all information in footnotes for a full presentation of financial position, results of operations, and cash flows in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. The results of operations for the quarter and nine month period ended July 31, 2006 are not necessarily indicative of the results to be expected for the full fiscal year ending October 31, 2006.

            Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company for the year ended October 31, 2005 as reported in Form 10-KSB.

NOTE 2      INCOME TAXES

            Under Statement of Financial Accounting Standards No. 109, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. At October 31, 2005, the Company had recorded deferred tax assets as follows:

                                                      Current
                                                     --------
                  Deferred Tax Assets                $ 18,000
                  Realization Allowance                10,500
                                                     --------
                          Balance Recognized         $  7,500
                                                     ========

            The provisions for current income taxes were $7,855 in the year ended October 31, 2005 and $7,382 in the year ended October 31, 2004. This provision was offset by an adjustment to the realization allowance, reducing to zero the income tax charge each year.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                                  JULY 31, 2006


ITEM 2  -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

            Three months ended July 31, 2006 compared to three months ended July 31, 2005

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

            In conjunction with such agreements, the Registrant has generated revenue of $16,976 and $14,588 for the three months ended July 31, 2006 and 2005, respectively.

            For the three months ended July 31, 2006, the Company has generated net income in the amount of $15,829, whereas for the three months ended July 31, 2005 the Company generated net income in the amount of $13,093. This increase in income occurred because of an increase in revenues, mainly attributable to increased volume.

            Nine months ended July 31, 2006 compared to nine months ended July 31, 2005

            In conjunction with the above-noted agreements, the Registrant has generated revenue of $51,312 and $44,451 for the nine months ended July 31, 2006 and 2005, respectively.

            For the nine months ended July 31, 2006, the Company has generated net income in the amount of $46,149, whereas for the nine months ended July 31, 2005 the Company generated net income in the amount of $39,017. This increase is the result of increased revenues in the 2006 period, again reflective of higher volumes.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                                  JULY 31, 2006

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

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                                  JULY 31, 2006

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


September 14, 2006                      Donald M. Petroski
---------------------------             ------------------
Date                                    Donald M. Petroski,
                                        President, Director and Chief
                                        Financial Officer