Form 10KSB/A
period 2005-10-31
AIR BROOK AIRPORT EXPRESS INC
filed 2006-12-22
CIK 803097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 31, 2005 (Amended)

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

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
SECURITIES EXCHANGE ACT OF 1934:

Title of Each Class
Common stock $.0001 par value

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.           YES ☒  NO ☐

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.           YES ☒   NO ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant at October 31, 2005 was approximately $77,876.

The number of shares of Registrant's Common Stock outstanding on October 31, 2005 was 2,427,922.

Revenue for the most recent fiscal year was $59,047.

AIR BROOK AIRPORT EXPRESS, INC.
INDEX

THIS 10K-SB/A HAS BEEN AMENDED TO REFLECT THE COMMENTS OF THE SECURITIES AND EXCHANGE COMMISSION, PARTICULARLY WITH THE INCLUSION OF ITEM 8A “CONTROLS AND PROCEDURES,” WHICH HAD BEEN EXCLUDED FROM THE ORIGINAL FILING.

-i-

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

During May 1993, Air Limo, through a license agreement with the New Jersey Highway Authority (the "Authority"), opened a second Satellite Terminal located in the Borough of Montvale. The license agreement included a lease agreement between Air Limo and the Authority for an initial period of three years from February 1, 1993 to January 31, 1996. Air Limo has entered into a new ten-year license agreement with the New Jersey Highway Authority that terminates January 31, 2011. As consideration for the use of the Satellite Terminal, Air Limo pays the Authority twelve and one half percent (12 1/2%) of the gross sales, subject to a minimum payment of $6,000 per month, the minimum payment per month to the end of the term of the license agreement. Abex receives from Air Limo a three percent (3%) fee of the gross collections from this site.

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

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

(a)
As of October 31, 2005, the Registrant's Common Stock is traded in the over-the-counter market. The range of high and low bid quotations, as reported by the National Quotation Bureau Incorporated, for the Registrant's securities for years ended October 31, 2005 and 2004, are as follows:

	Common Stock
	Bid
	High	Low
Year Ended October 31, 2004
Three months ended January 31, 2004	.07	.04
Three months ended April 30, 2004	.07	.07
Three months ended July 31, 2004	.07	.07
Three months ended October 31, 2004	.07	.07

Year Ended October 31, 2005
Three months ended January 31, 2005	.17	.07
Three months ended April 30, 2005	.16	.12
Three months ended July 31, 2005	.12	.05
Three months ended October 31, 2005	.075	.05

(b)	As of October 31, 2005, the approximate number of holders of record of the Registrant's Common Stock was 132.

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

In conjunction with these agreements, the Registrant has generated revenue of $59,047 and $61,668 for the years ended October 31, 2005 and 2004, respectively. This decline in revenue is principally attributable to decreased volume.

For the years ended October 31, 2005 and 2004, the Registrant's expenses amounted to $6,680 and $12,449, respectively. The Registrant's expenses are administrative in nature since all of the operational expenses are borne by the affiliate based on the agreements discussed above. General and administrative expenses decreased to $6,680 from $12,449 for the year ended October 31, 2004, this decrease principally attributable to the negotiation of reduced transfer agent fees and lower accounting fees.

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
PRIVATE COMPANIES PRACTICE SECTION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate under the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

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

/S/Robert G. Jeffrey

ROBERT G. JEFFREY
Wayne, New Jersey
January 26, 2006

AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
OCTOBER 31, 2005

ASSETS
Current assets:
Cash		$96
Deferred tax asset		7,500
Total current assets		7,596

Deposits		650
Total assets		$8,246

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$	- 0 -
Accrued expenses		- 0 -
Due to affiliate		414,437
Total current liabilities		414,437

Stockholders' deficit:
Common stock, $.0001 par value: 98,800,000 shares authorized;
2,427,922 issued and outstanding Preferred stock, $.0001 par value: 1,200,000 shares authorized; none issued		243
Additional paid-in capital		425,146
Accumulated deficit		(831,580)
Total stockholders' deficit		(406,191)
Total liabilities and stockholders' deficit		$8,246

The accompanying notes are an integral part of these financial statements.

AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED OCTOBER 31

	2005	2004
Revenue	$59,047	$61,668
Expenses:
General, administrative and operating	6,680	12,449
Income before income taxes	52,367	49,219
Provision for income taxes	3,300
Net income	$49,067	$49,219
Basic and diluted earnings per common share:	$.02	$.02

Weighted average number of shares outstanding	2,427,922	2,427,922

The accompanying notes are an integral part of these financial statements.

AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED OCTOBER 31, 2005 AND 2004

	Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balances, October 31, 2003	2,427,922	$243	$425,146	$(929,866)	$(504,477)
Net income for the year ended October 31, 2004	—	—	—	49,219	49,219
Balances, October 31, 2004	2,427,922	243	425,146	(880,647)	(455,258)
Net income for the year ended October 31, 2005	—	—	—	49,067	49,067
Balances, October 31, 2005	2,427,922	$243	$425,146	$(831,580)	$(406,191)

The accompanying notes are an integral part of these financial statements.

AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED OCTOBER 31

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$49,067	$49,219
Adjustments to reconcile net income to net cash provided by operating activities:
Adjustment for charges not requiring the outlay of cash:
Provision for income taxes	3,300	- 0 -
Changes in current liabilities:
Decrease in amount due to affiliate	(52,332)	(49,374)
Decrease in accounts payable and accrued expenses	- 0 -	- 0 -
Net cash flows provided by operating activities	35	(155)
CASH FLOWS FROM INVESTING ACTIVITIES	—	—
CASH FLOWS FROM FINANCING ACTIVITIES	—	—
Increase/(Decrease) in cash	35	(155)
Cash, beginning of period	61	216
Cash, end of period	$96	$61

The accompanying notes are an integral part of these financial statements.

AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2005

NOTE 1	ORGANIZATION

Air Brook Airport Express, Inc. (“the Company”) was incorporated in the State of Delaware on April 3, 1986 under the name Bay Head Ventures, Inc. The Company changed to the present name on December 8, 1988. The Company was formed primarily to investigate potential merger candidates, asset purchases and other possible business acquisitions.

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

BUSINESS

The Company continues to seek business acquisitions, but its primary activities are the realization of commissions from the operation by an affiliate of two airport ground transportation terminals in Bergen County. These terminal operations transport passengers to and from Newark Airport. The Company is dependent on this affiliate for its revenue and for the financing of day-to-day operations. These arrangements are described in Notes 4 and 8.

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

The carrying amounts of the Company’s financial instruments, which include cash equivalents and current liabilities, approximate their fair values at October 31, 2005.

d.	Earnings Per Share

Basic and diluted net income per common share is computed by dividing the net income available to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period. The number of weighted average shares outstanding as well as the amount of net income per share is the same for basic and diluted per share calculations for all periods reflected in the accompanying financial statements.

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

Revenue is realized from commissions on sales at the Satellite Terminals and is recognized on the accrual basis. Recognition occurs daily, upon receipt of daily reports of sales of the Satellite Terminals.

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

2006	120,000

AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2005

NOTE 6	INCOME TAXES (Cont’d)

Under Statement of Financial Accounting Standards No. 109, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. The Company has recorded deferred tax assets as follows:

Current
Deferred Tax Assets	$18,000
Realization Allowance	10,500
Balance Recognized	$7,500

The provision for current income taxes is reconciled below with the provision using statutory rates:

	2005	2004
Provision based on statutory tax rates	$7,855	$7,382
Less, deferred tax benefit from use of NOL’S	7,855	7,382
	—	—
Adjustment for correction of prior year provisions	3,300	—
Net tax provision	$3,300	$—

The balance of the realization allowance was reduced by $58,500 during the 2005 year because of expiring net operating losses.

NOTE 7	SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

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

Air Limo advances funds on behalf of the Company and its subsidiary to finance day-to-day operations. This arrangement could be terminated at any time by Air Limo, and these advances are due on demand. In addition, all Company revenue comes from commissions on revenue of the two facilities operated by Air Limo.

b.	Dependence on Lease Terms

The Ridgewood terminal, which is operated by Air Limo, is leased by Air Limo from the village of Ridgewood, New Jersey. This facility produced 90% of Company revenue during the year ended October 31, 2005. The initial lease term expired January 1, 1999.

The lease term of the Montvale facility will terminate January 31, 2011.

PART III

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 8A. Controls and Procedures.

As of the end of the period covered by this annual report on Form 10-KSB, the Company carried out an evaluation of the Company’s disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934 as updated as a result of the release of SEC Final Rule Release No. 33-8238) under the supervision and with the participation of the Company’s chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company’s disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

(i)
this annual report on Form 10-KSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report on Form 10-KSB, and

(ii)
the financial statements, and other financial information included in this annual report on Form 10-KSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report on Form 10-KSB.

There have been no significant changes in the Company’s internal controls or in other factors since the date of the Chief Executive Officer’s and Principal Financial Officer’s evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

Item 9. Directors and Executive Officers of the Registrant

Name	Position	Term-Served Since

Donald M. Petroski	President, Chief Financial Officer, Director	July, 1988

Jeffrey M. Petroski	Secretary	August, 1989

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

Title of Class	Name and Address of Beneficial Owner	Amount of of Beneficial Ownership	Percent of Class (1)
Common Stock, $.0001 par value	Donald M. Petroski President, Director	1,010,000	41.6%
Common Stock, $.0001 par value	Air Brook Limousine	277,422	11.4%
Common Stock, $.0001 par value	Jeffrey M. Petroski Secretary	27,850	1.2%
Common Stock, $.0001 par value	Barbara Petroski	125	—
Total		1,315,397	54.2%

(1)	Based upon 2,427,922 shares of Common Stock outstanding as of October 31, 2005.

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

In November 1988, Abex executed an agreement to acquire Central Transit Lines, Inc. ("CTL"), by issuance of additional shares of common stock in exchange for 100% of the issued and outstanding common shares of CTL. CTL is a wholly owned subsidiary of Air Limo. The agreement provided for a transition period during which several contingencies had to be met before the acquisition became effective. The transaction was terminated in 1989. The agreement stipulated that if the acquisition were not consummated, Abex would be responsible to CTL for all reasonable costs associated with such transition period. Abex was indebted to CTL in the amount of $231,272 at October 31, 2005 and 2004 relating to costs associated with this transaction; this amount is included in the amount due to affiliate on the balance sheet.

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

1.	Each officer has reviewed this annual report 10-KSB of Air Brook Airport Express, Inc.

2.
Based upon the knowledge of each officer, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

3.
Based on each officer’s knowledge, the financial statements and other financial information included in this report, fairly present in all material respects the financial condition and results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

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

b.
Evaluated the effectiveness of the registrant’s disclosure controls and procedures, and presented in this report their conclusions about the effectiveness of the disclosure and procedures, as of the end of the period covered by this report based on such evaluation;

c.
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant issuer’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of this annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s certifying officers signing below have disclosed, based on their most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a.
All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

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

By:  /Donald M. Petroski

DONALD M. PETROSKI
President

By:  /Donald M. Petroski

DONALD M. PETROSKI
Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

January 26, 2 006
/Donald M. Petroski

DONALD M. PETROSKI, President,
Chief Financial Officer and Director

January 26, 2006
/Jeffrey M. Petroski

JEFFREY M. PETROSKI, Secretary