Form 10KSB/A
period 2005-10-31
AIR BROOK AIRPORT EXPRESS INC
filed 2007-01-29
CIK 803097

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

i

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

Item 7. Consolidated Financial Statements.

Independent Auditor’s Report	F-1

Consolidated balance sheet
October 31, 2005	F-2

Consolidated statements of income
For the years ended October 31, 2005 and 2004	F-3

Consolidated statements of changes in stockholders’ deficit
For the years ended October 31, 2005 and 2004	F-4

Consolidated statements of cash flows
For the years ended October 31, 2005 and 2004	F-5

Notes to consolidated financial statements	F-6 - F-9

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
ROBERT G. JEFFREY
Wayne, New Jersey
December 22, 2006

AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
OCTOBER 31, 2005

ASSETS
Current assets
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

AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED OCTOBER 31, 2005 AND 2004

	Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balances, October 31, 2003	2,427,922	$243	$425,146	$(929,866)	$(504,477
Net income for the year ended October 31, 2004				49,219	49,219
Balances, October 31, 2004	2,427,922	243	425,146	(880,647)	(455,258
Net income for the year ended October 31, 2005				49,067	49,067
Balances, October 31, 2005	2,427,922	$243	$425,146	$(831,580)	$(406,191

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

NOTE 6	NCOME TAXES

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

(a) Security Ownership of Certain Beneficial Owners:

Set forth below is certain information concerning persons/entities who are known by the Registrant to have owned of beneficially more than 5% of the Registrant's Common Stock, $.0001 par value, on October 31, 2005:

	Amount and Nature
Name and Address	of Beneficial	Percent
of Beneficial Owner	Ownership	of Class (l)
Donald M. Petroski (2)	1,315,397	54.2
P.O. Box 123	President
115 West Passaic Street
Rochelle Park, NJ

New America Group, Inc.	550,500	22.6
513 Main Avenue
Bay Head, NJ

(1)	Based upon 2,427,922 shares of Common Stock outstanding as of October 31, 2005.

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
Title of Class	Name and Address of Beneficial Owner	Amount of of Beneficial Ownership	Percent of Class (1)
Common Stock $.0001 par value	Donald M. Petroski President, Director	1,010,000	41.6%
Common Stock $.0001 par value	Air Brook Limousine	277,422	11.4%
Common Stock $.0001 par value	Jeffrey M. Petroski Secretary	27,850	1.2%
Common Stock $.0001 par value	Barbara Petroski	125	—
Total		1,315,397	54.2%

(1)	Based upon 2,427,922 shares of Common Stock outstanding as of October 31, 2005.

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

AIR BROOK AIRPORT EXPRESS, INC., AND SUBSIDIARY (Registrant)

Dated: December 22, 2006	By:/Donald M. Petroski
DONALD M. PETROSKI
President

By:/Donald M. Petroski
DONALD M. PETROSKI
Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

December 22, 2006	/s/ Donald M. Petroski
DONALD M. PETROSKI, President,
Chief Financial Officer and Director

December 22, 2006	/s/ Jeffrey M. Petroski
JEFFREY M. PETROSKI, Secretary