Form 10KSB
period 2006-10-31
AIR BROOK AIRPORT EXPRESS INC
filed 2007-01-30
CIK 803097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 31, 2006

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
YES ☒       NO ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant at October 31, 2006 was approximately $133,503.

The number of shares of Registrant's Common Stock outstanding on October 31, 2006 was 2,427,922.

Revenue for the most recent fiscal year was $68,802.

AIR BROOK AIRPORT EXPRESS, INC.

-i-

Part I

Item 1. Business

The Registrant, Air Brook Airport Express, Inc. (the "Company"), through its subsidiary, A.B. Park & Fly, Inc. ("Abex"), receives fees related to two airport ground transportation terminals ("Satellite Terminals"). One Satellite Terminal is located in the Village of Ridgewood, New Jersey and the second is located in the Borough of Montvale, New Jersey. The related bus service is provided directly to and from Newark Liberty International Airport.

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

During May 1993, Air Limo, through a license agreement with the New Jersey Highway Authority (the "Authority"), opened a second Satellite Terminal located in the Borough of Montvale. The license agreement included a lease agreement between Air Limo and the Authority for an initial period of three years from February 1, 1993 to January 31, 1996. Air Limo has entered into a new ten-year license agreement with the New Jersey Turnpike Authority that terminates January 31, 2011. As consideration for the use of the Satellite Terminal, Air Limo pays the Authority twelve and one half percent (12 1/2%) of the gross sales, subject to a minimum payment of $6,000 per month, the minimum payment per month to the end of the term of the license agreement. Abex receives from Air Limo a three percent (3%) fee of the gross collections from this site.

The Satellite Terminals

Ridgewood
The Satellite Terminal is located on New Jersey Route 17, approximately 30 miles north of Newark Airport. The Satellite Terminal grounds include parking for approximately 99 cars as well as a 600 square foot climate controlled ticket office and waiting area. The Satellite Terminal operates on a 7 day a week, 20 hour per day, basis and provides hourly direct bus service to and from Newark Liberty International Airport.

Montvale
The second Satellite Terminal is located on the Garden State Parkway at the Montvale Rest Area in the Air Brook Transportation Center, which is also occupied by the Hertz Corporation and other travel-related entities. The Montvale Satellite Terminal is open 20 hours per day, 7 days a week, and provides transportation to and from Newark Liberty International Airport.

Competition

Air Limo primarily competes against private limousine services and other forms of public transportation to and from Newark Liberty International Airport for passengers in and around Bergen County, New Jersey who might otherwise use their own means of transportation to reach and return from the airport.

Employees

Currently, the Registrant and its subsidiary Abex have no employees since all the operations were transferred to Air Limo on February 4, 1991.

Item 2. Properties

As of October 31, 2006, the Registrant maintained its principal executive offices at 115 West Passaic Street, Rochelle Park, New Jersey, on a rent-free basis pursuant to a verbal agreement with Donald M. Petroski, the Registrant's President and principal shareholder.

Item 3. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the last quarter of the period covered by this report.

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

(a)
As of October 31, 2006, the Registrant's Common Stock is traded in the over-the-counter market. The range of high and low bid quotations, as reported by the National Quotation Bureau Incorporated, for the Registrant's securities for years ended October 31, 2006 and 2005, are as follows:

	Common Stock
	Bid
	High	Low

Year Ended October 31, 2005
Three months ended January 31, 2005	.17	.07
Three months ended April 30, 2005	.16	.12
Three months ended July 31, 2005	.12	.05
Three months ended October 31, 2005	.075	.05

Year Ended October 31, 2006
Three months ended January 31, 2006	.15	.075
Three months ended April 30, 2006	.15	.15
Three months ended July 31, 2006	.15	.12
Three months ended October 31, 2006	.15	.10

(b)	As of October 31, 2006, the approximate number of holders of record of the Registrant's Common Stock was 132.

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

In conjunction with these agreements, the Registrant has generated revenue of $68,802 and $59,047 for the years ended October 31, 2006 and 2005, respectively. This increase in revenue is principally attributable to increased volume.

For the years ended October 31, 2006 and 2005, the Registrant's expenses amounted to $8,416 and $6,680, respectively. The Registrant's expenses are administrative in nature since all of the operational expenses are borne by the affiliate based on the agreements discussed above. General and administrative expenses increased to $8,416 from $6,680 for the year ended October 31, 2005, this increase principally attributable to the timing of the payment of fees, and the write-off of a security deposit.

As a result of assigning its operations to an affiliate, the Registrant has been able to generate net income of $50,402 and $49,067, respectively, for the years ended October 31, 2006 and 2005.

Liquidity and Capital Resources

The Company's consolidated financial statements have been prepared assuming that it will continue as a going concern. As shown in the consolidated financial statements, at October 31, 2006 the Company had a working capital deficiency of $355,789 as well as an accumulated deficit of $781,178. The Company obtains its entire financial support from an affiliate which is under the common control of the Company's majority stockholder. These factors, among other things, raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue in operation.

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
PRIVATE COMPANIES PRACTICE SECTION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Air Brook Airport Express, Inc.:

I have audited the accompanying consolidated balance sheet of Air Brook Airport Express, Inc. and its wholly owned subsidiary ("the Company") as of October 31, 2006, and the related consolidated statements of income, changes in stockholders' deficit, and cash flows for the years ended October 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audits.

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

In my opinion, based on my audits, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Air Brook Airport Express, Inc. and its wholly owned subsidiary as of October 31, 2006 and the results of their operations and their cash flows for the years ended October 31, 2006 and 2005 in accordance with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, at October 31, 2006, the Company had a working capital deficiency of $355,789 as well as an accumulated deficit of $781,178. As more fully described in Notes 1 and 5, the Company obtains its entire financial support from an affiliate which is under the common control of the Company's majority stockholder. These factors among other things, also discussed in Notes 1 and 8 to the consolidated financial statements, raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue in operation.

/S/Robert G. Jeffrey

Wayne, New Jersey
January 19, 2007

AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
OCTOBER 31, 2006

ASSETS
Current assets:
Cash		$215
Total current assets		215
Total assets		$215

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$	- 0 -
Accrued expenses		574
Due to affiliate		355,430
Total current liabilities		356,004

Stockholders' deficit:
Common stock, $.0001 par value: 98,800,000 shares authorized;
2,427,922 issued and outstanding		243
Preferred stock, $.0001 par value: 1,200,000 shares authorized; none issued
Additional paid-in capital		425,146
Accumulated deficit		(781,178)
Total stockholders' deficit		(355,789)
Total liabilities and stockholders' deficit		$215

The accompanying notes are an integral part of these financial statements.

AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED OCTOBER 31

	2006	2005
Revenue	$68,802	$59,047
Expenses:
General, administrative and operating	8,416	6,680
Income before income taxes	60,386	52,367

Provision for income taxes
Federal	7,500	3,300
State	2,484	- 0 -
Net income	$50,402	$49,067

Basic and diluted earnings per common share:	$.02	$.02

Weighted average number of shares outstanding	2,427,922	2,427,922

The accompanying notes are an integral part of these financial statements.

AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED OCTOBER 31, 2006 AND 2005

	Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balances, October 31, 2004	2,427,922	243	425,146	(880,647)	(455,258)

Net income for the year ended October 31, 2005				49,067	49,067

Balances, October 31, 2005	2,427,922	$243	$425,146	$(831,580)	$(406,191)

Net income for the year ended October 31, 2006				50,402	50,402

Balances, October 31, 2006	2,427,922	$243	$425,146	$(781,178)	$(355,789)

The accompanying notes are an integral part of these financial statements.

AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED OCTOBER 31

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$50,402	$49,067
Adjustments to reconcile net income to net cash provided by operating activities:
Adjustment for charges not requiring the outlay of cash:
Provision for income taxes	7,500	3,300
Write-off of Deposit	650	- 0 -
Changes in current liabilities:
Decrease in amount due to affiliate	(59,307)	(52,532)
Increase in accrued expenses	574	- 0 -
Net cash flows provided by operating activities	(181)	(165)
CASH FLOWS FROM INVESTING ACTIVITIES	—	—
CASH FLOWS FROM FINANCING ACTIVITIES
Advances Received From Affiliate	300	200
Increase/(Decrease) in cash	119	35
Cash, beginning of period	96	61
Cash, end of period	$215	$96

The accompanying notes are an integral part of these financial statements.

AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2006

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

At October 31, 2006, approximately twenty three percent of the Company's outstanding common stock was owned by a publicly held Company.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company had a material working capital deficiency and an accumulated deficit at October 31, 2006. Additionally, the Company receives significant financial support and generates all of its revenue from an affiliated entity, Air Brook Limousine, Inc. ("Air Limo"), pursuant to agreements dated February 4, 1991 and May 1, 1993 (See Note 5). These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation with its affiliate.

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
OCTOBER 31, 2006

NOTE 3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

b.	Cash

For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

c.	Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash equivalents and current liabilities, approximate their fair values at October 31, 2006.

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

The Company expenses advertising costs when the advertisement occurs. There were no expenditures for advertising during the years ended October 31, 2006 or 2005.

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
OCTOBER 31, 2006

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

As of October 31, 2006, there was a balance due to Air Limo of $355,430, the net amount of advances made by Air Limo partially offset by earnings on the contracts for the operation of the two terminals. This balance bears no interest and is payable on demand.

NOTE 6	INCOME TAXES

The Company and its subsidiary have each experienced significant net operating losses in previous years. As a result, neither has incurred Federal income taxes during the years ended October 31, 2006 or 2005. There were no remaining available net operating losses at October 31, 2006.

AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2006

NOTE 6	INCOME TAXES (Cont’d)

The provision for current Federal income taxes is reconciled below with the provision using statutory rates:

	2006	2005
Provision based on statutory tax rates	$10,097	$7,855
Less, deferred tax benefit from use of NOL’S	2,597	7,855
	7,500	- 0 -
Adjustment for correction of prior year provisions	- 0 -	3,300
Net tax provision	$7,500	$3,300

The balance of the realization allowance was reduced by $10,500 during the 2006 year because of expiring net operating losses.

NOTE 7	SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

Revenue recognition produces a reduction of the obligation to Air Limo. In addition, most Company expenses are paid by Air Limo and the obligation is increased. These transactions resulted in a net reduction of the obligation to Air Limo during the year ended October 31, 2006 of $59,007. The obligation was reduced $52,332 during the year ended October 31, 2005. There were no noncash investing and financing activities during either year.

There was no cash paid for interest during these years. $1,910 was paid for state income taxes during the year ended October 31, 2006.

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

The Ridgewood terminal, which is operated by Air Limo, is leased by Air Limo from the village of Ridgewood, New Jersey. This facility produced 90% of Company revenue during the year ended October 31, 2006. The initial lease term expired January 1, 1999.

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

Donald M. Petroski (68 years old) has been President, Chief Financial Officer and a Director of the Registrant since July 1988 when the Registrant acquired all of the outstanding stock of Abex, of which Mr. Petroski was the sole shareholder. Mr. Petroski has been involved in the ground transportation industry for thirty six (36) years, beginning in 1971 when he founded Air Limo of which he remains President.

Jeffrey M. Petroski (43 years old) has been Secretary of the Registrant since August, 1989. A graduate of Rutgers University, Mr. Petroski has been involved in the transportation industry for 20 years. Mr. Petroski is the son of Donald Petroski and also a Vice President of Air Limo, an affiliate of the Registrant.

The above officers and directors shall serve for a term of one year or until their successors have been elected.

Item 10. Executive Compensation

For the year ended October 31, 2006 no executive officers or directors of the registrant were paid or accrued remuneration in excess of $60,000.

No compensation has been or will be paid on account of services rendered by a director in such capacity other than for the reasonable expenses incurred in connection with the Registrant's business.

Item 11. Security Ownership of Certain Beneficial Owners and Management

(a)	Security Ownership of Certain Beneficial Owners:

Set forth below is certain information concerning persons/entities who are known by the Registrant to have owned of beneficially more than 5% of the Registrant's Common Stock, $.0001 par value, on October 31, 2006:

	Amount and Nature
Name and Address	of Beneficial	Percent
of Beneficial Owner	Ownership	of Class (l)
Donald M. Petroski (2)	1,315,397	54.2%
P.O. Box 123	President
115 West Passaic Street
Rochelle Park, NJ

New America Group, Inc.	550,500	22.6%
513 Main Avenue
Bay Head, NJ

(1)	Based upon 2,427,922 shares of Common Stock outstanding as of October 31, 2006.

(2)
Donald M. Petroski's shares include 1,010,000 shares owned by Mr. Petroski, 277,422 shares owned by Air Limo, 27,850 shares owned by his son, Jeffrey M. Petroski, and 125 shares owned by his wife, Barbara Petroski.

(b)	Security Ownership of Management:

Set forth below is certain information concerning the number and percentage of shares of Common Stock of the Registrant owned of record and beneficially by each officer and director of the Registrant and by all officers and directors as a group as of October 31, 2006.

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class (1)
Common Stock, $.0001 par value	Donald M. Petroski, President, Director	1,010,000	41.6%
Common Stock, $.0001 par value	Air Brook Limousine	277,422	11.4%
Common Stock, $.0001 par value	Jeffrey M. Petroski, Secretary	27,850	1.2%
Common Stock, $.0001 par value	Barbara Petroski	125	—
Total		1,315,397	54.2%

(1)	Based upon 2,427,922 shares of Common Stock outstanding as of October 31, 2006.

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

In November 1988, Abex executed an agreement to acquire Central Transit Lines, Inc. ("CTL"), by issuance of additional shares of common stock in exchange for 100% of the issued and outstanding common shares of CTL. CTL is a wholly owned subsidiary of Air Limo. The agreement provided for a transition period during which several contingencies had to be met before the acquisition became effective. The transaction was terminated in 1989. The agreement stipulated that if the acquisition were not consummated, Abex would be responsible to CTL for all reasonable costs associated with such transition period. Abex was indebted to CTL in the amount of $231,272 at October 31, 2006 and 2005 relating to costs associated with this transaction; this amount is included in the amount due to affiliate on the balance sheet.

In addition to the above, as of October 31, 2006 and 2005, the Company and its subsidiary were obligated to Air Limo for advances in the amount of $124,158 and $183,165, respectively. These advances are made directly to or on behalf of the Company and Abex to fund operations and liquidate liabilities. Such advances bear no interest and are payable on demand.

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

AIR BROOK AIRPORT EXPRESS, INC.,
AND SUBSIDIARY (Registrant)
Dated:January 29, 2007

By:  /s/ Donald M. Petroski

DONALD M. PETROSKI
President

By:  /s/ Donald M. Petroski

DONALD M. PETROSKI
Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

January 29, 2007

/s/ Donald M. Petroski

DONALD M. PETROSKI, President,
Chief Financial Officer and Director
January 29, 2007

/s/ Jeffrey M. Petroski

JEFFREY M. PETROSKI, Secretary