Form 10QSB
period 2007-01-31
AIR BROOK AIRPORT EXPRESS INC
filed 2007-03-02
CIK 803097

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[xx] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           January 31, 2007
                              --------------------------------------------------

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to
                               -------------------------      ------------------

Commission File Number:                    33-9218
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 2,427,922 shares as of January 31, 2007.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                                      INDEX


PART I - FINANCIAL INFORMATION:

   ITEM 1 - FINANCIAL STATEMENTS

         Consolidated Balance Sheets January 31, 2007 (Unaudited)
         and October 31, 2006                                                  1

         Consolidated Statements of Income for the
         Three Months Ended January 31, 2007 and 2006 (Unaudited)              2

         Consolidated Statement of Changes In Stockholders'
         Deficit for the Three Months Ended January 31, 2007 (Unaudited)       3

         Consolidated Statements of Cash Flows for the Three Months
         Ended January 31, 2007 and 2006 (Unaudited)                           4

   Notes to Consolidated Financial Statements (Unaudited)                      5

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                            6

   PART II - OTHER INFORMATION                                             7 - 8

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                             January 31,   October 31,
                                                2007          2006
                                             (Unaudited)   (Audited)
                                              ---------    ---------
ASSETS
Current assets:
   Cash                                       $     186    $     215
                                              ---------    ---------
Total current assets                                186          215
                                              ---------    ---------
Total assets                                  $     186    $     215
                                              =========    =========


LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                           $   - 0 -    $   - 0 -
   Accrued expenses                               2,471          574
   Due to affiliate                             342,755      355,430
                                              ---------    ---------

         Total current liabilities              345,226      356,004
                                              ---------    ---------

Stockholders' deficit:
   Common stock, $.0001 par value:
   98,800,000 shares authorized;
   2,427,922 issued and outstanding                 243          243
   Preferred stock, $.0001 par value:
   1,200,000 shares authorized; none issued
   Additional paid-in capital                   425,146      425,146
   Accumulated deficit                         (770,429)    (781,178)
                                              ---------    ---------

         Total stockholders' deficit           (345,040)    (355,789)
                                              ---------    ---------

Total liabilities and stockholders' deficit   $     186    $     215
                                              =========    =========

    The accompanying notes are an integral part of these financial statements
                                  (unaudited).

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                  FOR THE THREE MONTH PERIODS ENDED JANUARY 31,
                                   (UNAUDITED)

                                                           2007          2006
                                                           ----          ----
Revenue                                                 $   20,795   $   17,657

General, administrative and operating expenses          $    8,149   $    1,452
                                                        ----------   ----------

Income before provision for income taxes
                                                        $   12,646   $   16,205
Provision for income taxes
                                                             1,897           --
                                                        ----------   ----------
Net income
                                                        $   10,749   $   16,205
                                                        ==========   ==========
Income per common equivalent share - basic
and diluted:                                            $       --   $      .01
                                                        ==========   ==========


Weighted average number of common shares outstanding:
                                                         2,427,922    2,427,922
                                                        ==========   ==========

    The accompanying notes are an integral part of these financial statements
                                  (unaudited).

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                   FOR THE THREE MONTHS ENDED JANUARY 31, 2007
                                   (UNAUDITED)

                                            Common Stock        Additional                   Total
                                            ------------         Paid-in    Accumulated  Stockholders'
                                         Shares       Amount     Capital      Deficit      Deficit
                                        ---------   ---------   ---------   ---------    ---------
Balances at October 31, 2006            2,427,922   $     243   $ 425,146   $(781,178)   $(355,789)

Net income for the three months ended
January 31, 2007                                                              10,749       10,749
                                        ---------   ---------   ---------   ---------    ---------

Balance at January 31, 2007             2,427,922   $     243   $ 425,146   $(770,429)   $(345,040)
                                        =========   =========   =========   =========    =========

    The accompanying notes are an integral part of these financial statements
                                  (unaudited).

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE THREE MONTHS ENDED JANUARY 31,
                                   (UNAUDITED)

                                                               2007         2006
                                                               ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                 $ 10,749    $ 16,205
  Adjustments to reconcile net income to net cash consumed
   by operating activities:
      Changes in current liabilities:
         Increase in accrued expenses                           1,897          --
         Decrease in amount due to Affiliate                  (12,675)    (16,250)
                                                             --------    --------
Net cash consumed by operating activities                         (29)        (45)

CASH FLOWS FROM INVESTING ACTIVITIES                               --          --

CASH FLOWS FROM FINANCING ACTIVITIES                               --          --
                                                             --------    --------
Decrease in cash                                                  (29)        (45)
Cash, beginning of  period                                        215          96
                                                             --------    --------
Cash, end of period                                          $    186    $     51
                                                             ========    ========


    The accompanying notes are an integral part of these financial statements
                                  (unaudited).

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2007

NOTE 1   BASIS OF PRESENTATION

         The unaudited interim consolidated financial statements of Air Brook Airport Express, Inc. and Subsidiary ("the Company") as of January 31, 2007 and for the three month periods ended January 31, 2007 and 2006, have been prepared in accordance with the instructions for form 10-QSB and do not include all information in footnotes for a full presentation of financial position, results of operations, and cash flows in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. The results of operations for the quarter ended January 31, 2007 are not necessarily indicative of the results to be expected for the full fiscal year ending October 31, 2007.

         Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company for the year ended October 31, 2006.

NOTE 2   INCOME TAXES

         Under Statement of Financial Accounting Standards No. 109, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. There were no remaining available net operating losses at October 31, 2006.

         The provisions for current Federal income taxes were $7,500 in the year ended October 31, 2006 and $7,855 in the year ended October 31, 2005. These provisions were offset by adjustments to the realization allowance, reducing to zero the income tax charge each year.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                                JANUARY 31, 2007


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Three months ended January 31, 2007 compared to three months ended January 31, 2006

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

         In conjunction with such agreements, the Registrant has generated revenue of $20,795 and $17,657 for the three months ended January 31, 2007 and 2006, respectively. This increase in revenue resulted from an increase in Air Brook Airport Express passenger volume.

         For the three months ended January 31, 2007, the Company has generated net income in the amount of $10,749, whereas for the three months ended January 31, 2006 the Company generated net income in the amount of $16,205. This decrease in income occurred because of the timing of the payment of audit fees, the provision for income taxes in the three months ended January 31, 2007, and an increase in EDGAR filing fees as a result of a restatement of the 10K-SB of the company for the year ended October 31, 2005.

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                                JANUARY 31, 2007

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

3. Based on each officer's knowledge, the financial statements and other financial information included in this report fairly present in all material respects the financial condition and results of operations of the registrant as of, and for, the periods presented in this quarterly report.

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

                 AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                                JANUARY 31, 2007

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



March 2, 2007                                 Donald M. Petroski
----------------------                        ------------------
Date                                          Donald M. Petroski,
                                              President, Director and Chief
                                              Financial Officer