Form 10QSB
period 2007-04-30
AIR BROOK AIRPORT EXPRESS INC
filed 2007-06-11
CIK 803097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 33-9218

Air Brook Airport Express, Inc.
(Exact name of registrant as specified in its charter)

Delaware	22-2742564
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

115 West Passaic Street, Rochelle Park, New Jersey	07662
(Address of principal executive offices)	(Zip Code)

(201) 843-6100
(Registrant's telephone number, including area code)

__________________________________________________
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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 2,277,922 shares as of April 30, 2007.

AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
INDEX

PART I - FINANCIAL INFORMATION:

ITEM 1 - FINANCIAL STATEMENTS

Consolidated Balance Sheets April 30, 2007 (Unaudited) and October 31, 2006	1

Consolidated Statements of Income for the Three Months Ended April 30, 2007 and 2006 (Unaudited)	2

Consolidated Statements of Income for the Six Months Ended April 30, 2007 and 2006 (Unaudited)	3

Consolidated Statement of Changes In Stockholders' Deficit for the Six Months Ended April 30, 2007 (Unaudited)	4

Consolidated Statement of Cash Flows for the Six Months Ended April 30, 2007 (Unaudited)	5

Notes to Consolidated Financial Statements (Unaudited)	6 - 7

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	8 - 9

PART II - OTHER INFORMATION	10 - 11

AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	April 30,	October 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$141	$215
Total current assets	141	215
Total assets	$141	$215

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$ - 0 -	$ - 0 -
Accrued expenses	47,938	574
Due to affiliate	339,592	355,430
Total current liabilities	387,530	356,004
Stockholders' deficit:
Common stock, $.0001 par value:
98,800,000 shares authorized;
2,277,922 and 2,427,922 issued and outstanding	228	243
Preferred stock, $.0001 par value:
1,200,000 shares authorized; none issued
Additional paid-in capital	410,161	425,146
Accumulated deficit	(797,778)	(781,178)

Total stockholders' deficit	(387,389)	(355,789)

Total liabilities and stockholders' deficit	$141	$215

The accompanying notes are an integral part of these financial statements (unaudited).

AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTH PERIODS ENDED APRIL 30,
(UNAUDITED)

	2007	2006
Revenue	$7,387	$16,679
General, administrative and operating expenses	$3,680	$2,564
Gain on sale of subsidiary	(14,985)	- 0 -
Extraordinary legal fees	47,937	- 0 -

Net income/(loss)	$(29,245)	$14,115

Income/(loss) per common equivalent share - basic and diluted:	$(.01)	$.01

Weighted average number of common shares outstanding:	2,277,922	2,427,922

The accompanying notes are an integral part of these financial statements.

AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE SIX MONTH PERIODS ENDED APRIL 30,
(UNAUDITED)

	2007	2006
Revenue	$28,183	$34,336
General, administrative and operating expenses	$11,831	$4,016
Gain on sale of subsidiary	(14,985)	- 0 -
Extraordinary legal fees	47,937	- 0 -

Net income/(loss)	$(16,600)	$30,320

Income/(loss) per common equivalent share - basic and diluted:	$(.01)	$.01

Weighted average number of common shares outstanding:	2,277,922	2,427,922

The accompanying notes are an integral part of these financial statements.

AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE SIX MONTHS ENDED APRIL 30, 2007
(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balances at October 31, 2006	2,427,922	$243	$425,146	$(781,178)	$(355,789)
Net loss & other changes for the six months ended April 30, 2007	(150,000)	____(15)	_(14,985)	(16,600)	(31,600)

Balance at April 30, 2007	2,277,922	$228	$410,161	$(797,778)	$(387,389)

The accompanying notes are an integral part of these financial statements.

AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED APRIL 30,
(UNAUDITED)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$(16,600)	$30,320
Adjustments to reconcile net income to net cash consumed
by operating activities:
Other non-cash items - sale of subsidiary	(15,000)	-
Changes in current liabilities:
Increase in accounts payable and accrued expenses	47,363	-
Decrease in amount due to Affiliate	(15,837)	(30,411)
Net cash consumed by operating activities	(74)	(91)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advance From Affiliate	-	100
Increase/(Decrease) in cash	(74)	9
Cash, beginning of period	215	96

Cash, end of period	$141	$105

SUPPLEMENTAL CASH FLOW INFORMATION

In March of 2007, the Company sold a subsidiary for 150,000 shares of its own stock that had been held by the Buyer.

The accompanying notes are an integral part of these financial statements.

AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2007

NOTE 1 BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of Air Brook Airport Express, Inc. and Subsidiary (“the Company”) as of April 30, 2007 and for the three month and six month periods ended April 30, 2007 and 2006, have been prepared in accordance with the instructions for form 10-QSB and do not include all information in footnotes for a full presentation of financial position, results of operations, and cash flows in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. The results of operations for the quarter and six month period ended April 30, 2007 are not necessarily indicative of the results to be expected for the full fiscal year ending October 31, 2007.

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

NOTE 2 LIQUIDITY AND CAPITAL RESOURCES

Pursuant to an agreement signed on February 4, 1991, the Company transferred all of its operating activities for its satellite terminal located in Ridgewood, New Jersey and, on July 1, 1991 its transportation equipment, to Air Brook Limousine, Inc. ("Air Limo"). Air Limo in return paid the Company a fee equal to ten percent (10%) of gross collections from such terminal.

On May 1, 1993, the Company entered into an agreement with Air Limo in which Air Limo agreed to open and operate a second satellite terminal located in the borough of Montvale, New Jersey. Pursuant to the agreement, Air Limo bore all costs of operating such terminal and paid the Company three percent (3%) of Air Limo's gross receipts from such terminal.

In March, 2007, Air Limo notified the Company that it had experienced extraordinary increases in the cost of performing the agreements, and advised the Company of its intent to cancel the contracts. As part of a settlement of issues, the Company entered into an Agreement and Plan of Reorganization dated March 8, 2007, pursuant to which, among other things, the Company has agreed that its wholly-owned subsidiary, A.B. Park & Fly, Inc. would be merged with and into a wholly-owned subsidiary of Air Limo, wherein the separate existence of A.B. Park & Fly, Inc. would cease. In consideration for the preceding, Air Limo agreed to deliver to the Company 150,000 shares of the Common Stock of the Company, which the Company canceled as outstanding shares. This merger was completed on March 15, 2007.

NOTE 2 LIQUIDITY AND CAPITAL RESOURCES (cont’d)

As a result thereof, the Company has lost its source of revenue.

However, on August 10, 1993, the Company also entered into an agreement with Air Limo that stipulates that Air Limo will fund the Company's operations for as long as Air Limo deems necessary and as long as Air Limo is financially able. Such advances are due on demand. While Air Limo may terminate such agreement at any time at its own discretion, Air Limo has not terminated this agreement.

The Company's consolidated financial statements have been prepared assuming that it will continue as a going concern. As shown in the consolidated financial statements, at April 30, 2007 the Company had a working capital deficiency of $387,389 as well as an accumulated deficit of $812,763. In that the Company obtains its entire financial support from Air Limo that is under the common control of the Company's majority stockholder, these factors, among other things, raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue in operation.

NOTE 3 INCOME TAXES

Under Statement of Financial Accounting Standards No. 109, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. There were no remaining available net operating losses at October 31, 2006.

The provisions for current income taxes were $7,500 in the year ended October 31, 2006 and $7,855 in the year ended October 31, 2005. These provisions were offset by adjustments to the realization allowance, reducing to zero the income tax charge each year.

AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
FORM 10-QSB
APRIL 30, 2007

ITEM 2 -	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended April 30, 2007 compared to three months ended April 30, 2006

Pursuant to an agreement signed on February 4, 1991, the Company transferred all of its operating activities for its satellite terminal located in Ridgewood, New Jersey and, on July 1, 1991 its transportation equipment, to Air Brook Limousine, Inc. ("Air Limo"). Air Limo in return paid the Company a fee equal to ten percent (10%) of gross collections from such terminal.

On May 1, 1993, the Company entered into an agreement with Air Limo in which Air Limo agreed to open and operate a second satellite terminal located in the borough of Montvale, New Jersey. Pursuant to the agreement, Air Limo bore all costs of operating such terminal and paid the Company three percent (3%) of Air Limo's gross receipts from such terminal.

Air Limo notified the Company that it had experienced extraordinary increases in the cost of performing the agreements, and advised the Company of its intent to cancel the contracts. As part of a settlement of issues, the Company entered into an Agreement and Plan of Reorganization dated March 8, 2007, pursuant to which, among other things, the Company has agreed that its wholly-owned subsidiary, A.B. Park & Fly, Inc. would be merged with and into a wholly-owned subsidiary of Air Limo, wherein the separate existence of A.B. Park & Fly, Inc. would cease. In consideration for the preceding, Air Limo agreed to deliver to the Company 150,000 shares of the Common Stock of the Company, which the Company canceled as outstanding shares.

On August 10, 1993, the Company entered into an agreement with Air Limo which stipulates that Air Limo will fund the Company's operations for as long as Air Limo deems necessary and as long as Air Limo is financially able. Such advances are due on demand. While Air Limo may terminate such agreement at any time at its own discretion, Air Limo has not terminated this agreement.

In conjunction with the agreements of February 4, 1991 and May 1, 1993, the Registrant has generated revenue of $7,387 and $16,679 for the three months ended April 30, 2007 and 2006, respectively, the decrease reflective of the above-noted termination of the agreements in mid-March.

For the three months ended April 30, 2007, the Company has generated a loss in the amount of $29,245, whereas for the three months ended April 30, 2006 the Company generated net income in the amount of $14,115. The current period loss was principally reflective of extraordinary legal and other fees associated with both the above-noted actions and other potential structural changes in the Company, offset somewhat by a $14,985 gain on the sale of a subsidiary A.B. Park & Fly, Inc.

Six months ended April 30, 2007 compared to six months ended April 30, 2006

In conjunction with the above-noted agreements, the Registrant has generated revenue of $28,183 and $34,336 for the six months ended April 30, 2007 and 2006, respectively, with the decrease in revenue again attributable to the termination of the agreements in mid-March.

For the six months ended April 30, 2007, the Company has generated a net loss in the amount of $31,585, whereas for the six months ended April 30, 2006 the Company generated net income in the amount of $30,320. The current period loss is again reflective of the extraordinary legal and other fees noted above, offset by the gain on sale of the subsidiary, also noted above.

AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
FORM 10-QSB
APRIL 30, 2007

PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings:

None

ITEM 2 - Changes in Securities:

As noted elsewhere, 150,000 shares of the Company’s Common Stock formerly held by Air Limo were retired during the period.

ITEM 3 - Defaults Upon Senior Securities:

None

ITEM 4 - Submission of Matters to a Vote of Security Holders:

None

ITEM 5 - Other Information:

None

ITEM 6 - Exhibits and Reports on Form 8-K:

On March 12, 2007 the Company filed a Form 8-K with the Securities and Exchange Commission noting the termination of the 1991 and 1993 agreements between Air Limo and the Company, and advising of a settlement of issues, which included the Company entering into an Agreement and Plan of Reorganization calling for the merger of the Company’s wholly-owned subsidiary, A.B. Park & Fly, Inc. into a wholly-owned subsidiary of Air Limo.

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

c.
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant issuer’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s certifying officers signing below have disclosed, based on their most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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
APRIL 30, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Air Brook Airport Express, Inc. (Registrant)

June 11, 2007	/s/ Donald M. Petroski
Date	Donald M. Petroski,
President, Director and Chief Financial Officer