Form 10QSB
period 2007-07-31
AIR BROOK AIRPORT EXPRESS INC
filed 2007-08-08
CIK 803097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007

or

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

_______________________________________
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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 2,277,922 shares as of July 31, 2007.

AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
INDEX
PART I - FINANCIAL INFORMATION:

ITEM 1 - FINANCIAL STATEMENTS

Consolidated Balance Sheets July 31, 2007 (Unaudited) and October 31, 2006	1

Consolidated Statements of Income for the Three Months Ended July 31, 2007 and 2006 (Unaudited)	2

Consolidated Statements of Income for the Nine Months Ended July 31, 2007 and 2006 (Unaudited)	3

Consolidated Statement of Changes In Stockholders' Deficit for the Nine Months Ended July 31, 2007 (Unaudited)	4

Consolidated Statement of Cash Flows for the Nine Months Ended July 31, 2007 (Unaudited)	5

Notes to Consolidated Financial Statements (Unaudited)	6 - 7

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	8 - 9

PART II - OTHER INFORMATION	10 - 12

AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	July 31,	October 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$96	$215
Total current assets	96	215
Total assets	$96	$215
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$ - 0 -	$ - 0 -
Accrued expenses	- 0 -	574
Due to affiliate	340,000	355,430
Total current liabilities	340,000	356,004
Stockholders' deficit:
Common stock, $.0001 par value:
98,800,000 shares authorized;
2,277,922 and 2,427,922 issued and outstanding	228	243
Preferred stock, $.0001 par value:
1,200,000 shares authorized; none issued
Additional paid-in capital	410,161	425,146
Accumulated deficit	(750,293)	(781,178)

Total stockholders' deficit	(339,904)	(355,789)

Total liabilities and stockholders' deficit	$96	$215

The accompanying notes are an integral part of these financial statements (unaudited).

AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTH PERIODS ENDED JULY 31,

(UNAUDITED)

	2007		2006
Revenue	$	- 0 -	$16,976
General, administrative and operating expenses		$452	$1,147
Extraordinary legal fees		(47,937)	- 0 -
Net income		$47,485	$15,829
Income per common equivalent share - basic and diluted:		$.02	$.01

Weighted average number of common shares outstanding:		2,277,922	2,427,922

The accompanying notes are an integral part of these financial statements.

AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE NINE MONTH PERIODS ENDED JULY 31,

(UNAUDITED)

	2007	2006
Revenue	$28,183	$51,312
General, administrative and operating expenses	$12,283	$5,163
Gain on sale of subsidiary	(14,985)	- 0 -
Extraordinary legal fees	- 0 -	- 0 -
Net income	$30,885	$46,149
Income per common equivalent share - basic and diluted:	$.01	$.02

Weighted average number of common shares outstanding:	2,344,595	2,427,922

The accompanying notes are an integral part of these financial statements.

AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE NINE MONTHS ENDED JULY 31, 2007
(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balances at October 31, 2006	2,427,922	$243	$425,146	$(781,178)	$(355,789)

Net income for the nine months ended July 31, 2007	- 0 -	- 0 -	- 0 -	30,885	30,885

Other changes for the nine months ended July 31, 2007	(150,000)	(15)	(14,985)	- 0 -	(15,000)

Balance at July 31, 2007	2,277,922	$228	$410,161	$(750,293)	$(339,904)

The accompanying notes are an integral part of these financial statements.

AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JULY 31,

(UNAUDITED)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$30,885	$46,149
Adjustments to reconcile net income to net cash consumed by operating activities:
Other non-cash items - sale of subsidiary	(15,000)	-
Changes in current liabilities:
Decrease in accounts payable and accrued expenses	(574)	-
Decrease in amount due to Affiliate	(15,430)	(46,284)
Net cash consumed by operating activities	(119)	(135)

CASH FLOWS FROM INVESTING ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES
Advance From Affiliate	-	100
(Decrease) in cash	(119)	(35)
Cash, beginning of period	215	96
Cash, end of period	$96	$61

SUPPLEMENTAL CASH FLOW INFORMATION

In March of 2007, the Company sold a subsidiary for 150,000 shares of its own stock that had been held by the Buyer.

The accompanying notes are an integral part of these financial statements.

AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2007

NOTE 1 BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of Air Brook Airport Express, Inc. and Subsidiary (“the Company”) as of July 31, 2007 and for the three month and nine month periods ended July 31, 2007 and 2006, have been prepared in accordance with the instructions for form 10-QSB and do not include all information in footnotes for a full presentation of financial position, results of operations, and cash flows in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. The results of operations for the quarter and nine month period ended July 31, 2007 are not necessarily indicative of the results to be expected for the full fiscal year ending October 31, 2007.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company for the year ended October 31, 2006, and with the Form 8K-SB filed with the Securities and Exchange Commission on March 12, 2007 and on July 6, 2007.

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

NOTE 2 LIQUIDITY AND CAPITAL RESOURCES (cont’d)

As a result thereof, the Company lost its source of revenue.

However, on August 10, 1993, the Company also entered into an agreement with Air Limo that stipulates that Air Limo would fund the Company's operations for as long as Air Limo deemed necessary and as long as Air Limo was financially able. Such advances are due on demand. While Air Limo may terminate such agreement at any time at its own discretion, Air Limo has not terminated this agreement.

The Company's consolidated financial statements have been prepared assuming that it will continue as a going concern. As shown in the consolidated financial statements, at July 31, 2007 the Company had a working capital deficiency of $339,904 as well as an accumulated deficit of $750,293. In addition the Company obtains its entire financial support from Air Limo, which is under the common control of the Company's majority stockholder. These factors, among other things, raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue in operation.

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
JULY 31, 2007

ITEM 2 -	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended July 31, 2007 compared to three months ended July 31, 2006

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

In March, 2007, Air Limo notified the Company that it had experienced extraordinary increases in the cost of performing the agreements, and advised the Company of its intent to cancel the contracts. As part of a settlement of issues, the Company entered into an Agreement and Plan of Reorganization dated March 8, 2007, pursuant to which, among other things, the Company agreed that its wholly-owned subsidiary, A.B. Park & Fly, Inc. would be merged with and into a wholly-owned subsidiary of Air Limo, wherein the separate existence of A.B. Park & Fly, Inc. would cease. In consideration for the preceding, Air Limo agreed to deliver to the Company 150,000 shares of the Common Stock of the Company, which the Company canceled as outstanding shares.

On July 6, 2007 the Company filed a Form 8-K with the Securities and Exchange Commission concerning a material definitive agreement as of June 26, 2007 concerning prospective changes in control of the Registrant. The Company and certain shareholders who own and control more than 51.1% of the issued and outstanding shares of Common Stock of the Company (the “Selling Shareholders”) and Lextra Management Group, Inc., a Delaware corporation (the “Purchaser”) entered into an Agreement (the “Agreement”) dated as at June 26, 2007 pursuant to which, among other things, the Purchaser would (a) acquire 1,165,397 shares of the Company’s Common Stock (the “Shares”) from the Selling Shareholders for $116,500; (b) acquire from Air Brook Limousine (“ABL”), one of the Selling Shareholders, an outstanding accounts receivable due to ABL from the company in the amount of $340,000; and (c) pay certain expenses in connection with the transaction in the amount of $43,500. Upon consummation of the proposed transaction, the Purchaser would own more than 51.1% of the issued and outstanding shares of the Common Stock of the company and would be deemed in control of the Company.

Pursuant to the Agreement, R. Thomas Kidd, Chief Executive Officer of Lextra would be appointed as a Director of the Company effective as of the Closing of the Agreement. Donald M. Petroski and Jeffrey M. Petroski, comprising the current Directors of the Company, agreed to tender their respective resignations as Directors of the Company effective as of the Closing Date.

Donald M. Petroski will also tender his resignation as President and Chief Financial Officer of the Company, and Jeffrey M. Petroski will also tender his resignation as Treasurer and Secretary of the Company, effective at the Closing. Following the resignations of Donald M. Petroski and Jeffrey M. Petroski as officers of the Company, the Board of Directors of the Company intends to elect R. Thomas Kidd as Chief Executive Officer of the Company.

At the Closing, Air Limo will cancel the agreement dated August 10, 1993 described in Note 2 above under which Air Limo stipulated that it would fund the Company's operations for as long as Air Limo deemed necessary and as long as Air Limo was financially able.

As a result of the Agreement and Plan of Reorganization dated March 8, 2007, the Company generated no revenue in the three months ended July 31, 2007. In conjunction with the agreements of February 4, 1991 and May 1, 1993, the Registrant has generated revenue of $16,976 for the three months ended July 31, 2006.

For the three months ended July 31, 2007, the Company has generated net income of $47,485, whereas for the three months ended July 31, 2006 the Company generated net income in the amount of $15,829. The current period gain was principally reflective of a reversal of extraordinary legal and other fees in the quarter. These fees had been previously accrued; however, in accordance with the above Agreement dated June 26, 2007, the prospective Purchaser has agreed to pay up to $43,500 of these legal and other fees, and thus these fees are no longer a liability of the Company.

Nine months ended July 31, 2007 compared to nine months ended July 31, 2006

The Company has generated revenue of $28,183 and $51,312 for the nine months ended July 31, 2007 and 2006, respectively, with the decrease in revenue attributable to the termination on March 8, 2007 of the agreements of February 4, 1991 and May 1, 1993 referred to in Note 2 above.

For the nine months ended July 31, 2007, the Company has generated net income in the amount of $30,885, whereas for the nine months ended July 31, 2006 the Company generated net income in the amount of $46,149. The decrease in net income from prior year levels is principally attributable to the termination on March 8, 2007 of the revenue-generating contracts referred to in Note 2 above.

AIR BROOK AIRPORT EXPRESS, INC. AND SUBSIDIARY
FORM 10-QSB
JULY 31, 2007

PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings:

None

ITEM 2 - Changes in Securities:

As noted elsewhere, 150,000 shares of the Company’s Common Stock formerly held by Air Limo were retired in March, 2007.

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

On July 6, 2007 the Company filed a Form 8-K with the Securities and Exchange Commission concerning the Entering into a Material Definitive Agreement, the Unregistered Sales of Equity Securities and Changes in Control of the Registrant. The Company and certain shareholders who own and control more than 51.1% of the issued and outstanding shares of Common Stock of the Company (the “Selling Shareholders”) and Lextra Management Group, Inc., a Delaware corporation (“Lextra” or the “Purchaser”) entered into an Agreement (the “Agreement”) dated as at June 26, 2007 pursuant to which, among other things, the Purchaser would

(a) acquire 1,165,397 shares of the Company’s Common Stock (the “Shares”) from the Selling Shareholders for $116,500;

(b) acquire from Air Brook Limousine (“ABL”), one of the Selling Shareholders, an outstanding accounts receivable due to ABL from the company in the amount of $340,000; and

(c) pay certain expenses in connection with the transaction in the amount of $43,500.

Upon consummation of the proposed transaction, the Purchaser would own more than 51.1% of the issued and outstanding shares of the Common Stock of the company and would be deemed in control of the Company.

Pursuant to the Agreement, R. Thomas Kidd, Chief Executive Officer of Lextra would be appointed as a Director of the Company effective as of the Closing of the Agreement. Donald M. Petroski and Jeffrey M. Petroski, comprising the Directors of the Company, agreed to tender their respective resignations as Directors of the Company, effective as of the Closing Date.

Donald M. Petroski will also tender his resignation as President and Chief Financial Officer of the Company, and Jeffrey M. Petroski will also tender his resignation as Treasurer and Secretary of the Company, effective at the Closing. Following the resignations of Donald M. Petroski and Jeffrey M. Petroski as officers of the Company, the Board of Directors of the Company intends to elect R. Thomas Kidd as Chief Executive Officer of the Company.

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
JULY 31, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Air Brook Airport Express, Inc. (Registrant)

August 6, 2007	/s/ Donald M. Petroski
Date	Donald M. Petroski,
President, Director and Chief Financial Officer