Form 10KSB
period 2007-10-31
SportsQuest, Inc.
filed 2008-08-12
CIK 803097

UNITED STATES
SECURITIES EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended October 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from   to

Commission file number: 033-09218

SPORTSQUEST, INC.
(Name of Small Business Issuer in its Charter)

Delaware	22-2742564
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1809 East Broadway, #125, Oviedo, Florida	32765
(Address of Principal Executive Offices)	(Zip Code)
Issuer’s telephone number, including area code: (757) -572-9241
 Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common stock, $0.0001 par value
Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year: $28,183

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of August 8, 2008 was approximately $216,503.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  Number of outstanding shares of the Registrant’s $0.0001 par value common stock, as of August 8, 2008: 12,387,594.
DOCUMENTS INCORPORATED BY REFERENCE
None.

PART I

Certain statements contained in this Form 10-KSB constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements, identified by words such as “plan”, “anticipate,” “believe,” “estimate,” “should,” “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the captions “Description of Business”, “Management’s Discussion and Analysis or Plan of Operation” and elsewhere in this Form 10-KSB. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward - looking information.

ITEM 1. DESCRIPTION OF BUSINESS

SportsQuest, Inc. (hereinafter referred to as “we”, “us”, “our”, “SFT” and “the Company”) business is to create, develop, own and manage high end sports events and their operating entities, as well as executing a growth strategy involving acquisition of diverse and effective sports marketing platforms. We were incorporated April 3, 1986 in Delaware under the name Bay Head Ventures, Inc. The Company has been managing the US Pro Golf Tour and anticipates it will continue to manage USPGT for the foreseeable future.

Before March 2007, our primary business activity was the realization of commissions from the operation by Air Brook Limousine, Inc., one of our stockholders, of two airport ground transportation terminals in New Jersey. In March 2007, Air Brook Limousine notified us of its intent to cancel certain agreements relating to the payment of such commissions, and as a result of such cancellation, we lost our source of revenue. However, Air Brook Limousine had agreed, pursuant to an agreement, dated August 10, 1993, to fund our operations for as long as it deemed necessary and was financially able to do so.

On August 16, 2007, Lextra Management Group, Inc. acquired 51.16% of our issued and outstanding common stock and an outstanding accounts receivable due to Air Brook Limousine by us in the amount of $340,000. At the closing, Air Brook Limousine terminated the August 10, 1993 agreement referenced above. On August 16, 2007, we issued 6,800,000 shares of our common stock to Lextra in exchange for the forgiveness of the $340,000 receivable. On August 21, 2007, we acquired all of the assets of Lextra pursuant to an Asset Purchase Agreement dated August 21, 2007, in exchange for the issuance of 2,000,000 shares of common stock to Lextra and the forgiveness of our $500,000 loan to Lextra. The assets of Lextra were transferred to our wholly-owned subsidiary, SportsQuest Management Group, Inc.

As of October 31, 2007, we had an accumulated deficit of $1,075,788. For the year ended October 31, 2007, we incurred a net loss of $716,946 as compared to a net gain of $47,349 for the year ended October 31, 2006. These conditions raise substantial doubt about our ability to continue as a going concern and our public accounting firm has qualified its opinion as to our financial statements for this reason. We are likely to continue to incur such losses in the foreseeable future and to require additional funding in order to sustain our operations.

Our executive offices are located at 1809 East Broadway #125 Oviedo, Florida 32765. Our telephone number is (757) 572-9241. We have one full time employee, and one contractor.

On January 31, 2008, the Board of Directors approved a change in the Company’s fiscal year end from October 31 to December 31. However, the Board of Directors as of the date of this report, has elected to rescind the approval of the year end change and reconsider this approval at a later date.

Our Companies

SportsQuest Management Group, Inc. - Hospitality and Event Management

On August 21, 2007, we acquired all of the assets of Lextra Management Group, Inc., a company which offers the most discriminating of client executive services including event hospitality with a specialization in hi-profile sporting events, event management, and specialty insurance. We transferred these assets to our wholly-owned subsidiary, SportsQuest Management Group, Inc., on August 29, 2007.

Through our acquisition of Lextra’s assets, we have a vast network in place that offers the amenities at the lowest possible cost. From corporate conventions to charity fundraisers, to major US sporting events such as the Super Bowl, US Open, PGA Championship, Kentucky Derby, and the Masters, we arrange for our clients’ presence, hospitality packages and tickets, and we can also become our clients’ presence in areas in which they wish to do business.

We will be enhancing all significant corporate sponsorships of events with packages to all major US sporting events.

Through our acquisition of Lextra, we also acquired Lextra Tickets.com, an independent online ticket broker that specializes in obtaining premium sold out tickets to events nationwide. Lextra Tickets brokers tickets. The ticket price is dependent on the current market price and value, which is usually above the face value of the ticket. Lextra Tickets handles all sporting events, Las Vegas shows, Broadway shows and concerts.

In February of 2008, the Company sold the POS ticket business to Ron Foster, its President, in return for the cancellation of 500,000 shares of the Company’s stock.

Zaring-Cioffi Entertainment

On August 20, 2007, we entered into an Agreement for the Exchange of Stock with Zaring-Cioffi Entertainment, LLC, a full-service production company of talent-based special events, and its members, ZCE, Inc. and Q-C Entertainment, LLC. The closing is subject to the conversion of Zaring-Cioffi Entertainment, LLC to a California corporation and completion of our due diligence The transaction closed on September 27, 2008.

Founded in 1993, Zaring-Cioffi Entertainment, LLC specializes in creating some of the most exciting and media-friendly properties in the country by connecting Hollywood star power to corporate America. It is Hollywood's premier producer of talent-based special events, delivering once-in-a-lifetime experiences for the public, sponsors, and their guests.

Zaring-Cioffi Entertainment specializes in three related areas: a core business of televised and non-televised sports and special event production; supplying entertainers and celebrities for product endorsements, personal appearances, corporate meetings and events; and coordinating unique education seminars about the entertainment business.

The Company is considering rescinding this transaction.

Target Acquisitions

We have also targeted several other sports entities for acquisition and believe that we will be successful in an acquisition strategy to grow our sports marketing platforms.

Title Sponsorship

We have executed an agreement with NewsUSA to provide a presenting title media sponsorship in the form of $10 million of print and radio media for promotion of us and our subsidiaries.

Our Products

After August 16, 2007, we began creating, developing, owning and managing high end sports events and their operating entities, as well as executing a growth strategy involving acquisitions of diverse and effective sports marketing platforms. Sports and sports marketing platforms are becoming an integral element of today’s top business strategies. In addition, we deliver substantial value to our sponsorship partners by utilizing our major sporting event hospitality and ticket packages provided by our wholly-owned subsidiary, SportsQuest Management Group, Inc., as a value added deliverable to our partners. These hospitality and ticket packages include the Super Bowl, The Masters, the Kentucky Derby, the US Open, and the PGA Championship.

 U.S. Pro Golf Tour, Inc.

On November 21, 2007, U.S. Pro Golf Tour, Inc. (“USPGT”), a wholly-owned subsidiary of Greens Worldwide Incorporated (“GRWW”), announced that SportsQuest, Inc. (the “Company”) executed a three-year presenting title sponsorship agreement (the “Agreement”). Under the Agreement, the Company has agreed to issue $500,000 of its restricted common stock to GRWW on December 15, 2007 and to underwrite all purses and expenses for “official” USPGT events through 2010, subject to certain performance conditions and registration rights. However, US Pro Golf Tour announced a delay in launching its Championships and the Company has withdrawn its sponsorship until such time as management has more definitive confirmation related to the launch of the US Pro Golf Tour Championships in 2009. However, we are continuing to manage the development of the USPGT.

Marketing

The Company markets its media and sponsorship opportunities through direct marketing, sales, and internet.

Intellectual property

The Company owns the processes by which it develops and produces sports events.

Business Strategy

We intend to incur significant additional costs before we become profitable. We anticipate that most of the costs that we incur will be related to salaries, professional fees and sales commissions. We anticipate that we will add 10 employees over the next 12 months?

At the present time, our monthly burn rate is approximately $30,000 per month. We expect that our monthly cash usage for operations will increase in the future due to the hiring of employees and contractors, and the increased activity leading up to the conduct of the events.. We anticipate that the area in which we will experience the greatest increase in operating expenses is in marketing, advertising, payroll related to sales and product support, technology and strategic business consultants.

Our strategy over the next 12 months is to continue the development of the US Pro Golf Tour, close acquisitions of diverse sports firms delivering media and entertainment platforms, and to engage additional professionals with the experience and expertise to grow the Company and its brand. In addition, the Company intends to reapply for listing on the OTCBB as soon as all reports are filed and the company is fully compliant in its reporting requirements.

Although management believes that there is an increasingly strong market for our events, we have not generated substantial revenue from the development of our events and there is no assurance we can secure a market sufficient to permit us to achieve profitability in the next twelve months.

Competition

We compete with many providers of sports entertainment events. There are many event management and sports marketing firms with more resources, operating history and projects than we have.

Management believes that we have no direct golf tour competitors. We do not consider the PGA Tour a competitor because the PGA Tour has more resources, player names, broader television rights agreements, and is the governing body for Professional Golf in the United States. Because of these factors we cannot compete with the PGA Tour.

There are many golf mini tours throughout the United States, none of which have our amenities, television and media coverage, operational expertise, or funding. As such, they do not represent any significant competition to us.

RISKS RELATING TO OUR BUSINESS

WE HAVE A LIMITED OPERATING HISTORY WITH SIGNIFICANT LOSSES AND EXPECT LOSSES TO CONTINUE FOR THE FORESEEABLE FUTURE. SHOULD WE CONTINUE TO INCUR LOSSES FOR A SIGNIFICANT AMOUNT OF TIME, THE VALUE OF YOUR INVESTMENT IN OUR COMMON STOCK COULD BE ADVERSELY AFFECTED, AND YOU COULD EVEN LOSE YOUR ENTIRE INVESTMENT.

Risks Relating to Our Business:

We Have A Limited Operating History To Evaluate Our Prospects.

On August 16, 2007, Lextra Management Group, Inc. purchased a majority of our common stock pursuant to an Agreement dated June 26, 2007, and we commenced operations as a vertically integrated sports and entertainment marketing and management company, engaged in owning and operating sports entities and their support companies. There can be no assurance that our future proposed operations will be implemented successfully or that we will ever have profits. We face all the risks inherent in a new business, including the expenses, difficulties, complications and delays frequently encountered in connection with conducting operations, including capital requirements and management's potential underestimation of initial and ongoing costs. In evaluating our business and prospects, these difficulties should be considered.

We May Not Achieve or Sustain Profitability Under Our New Business Model.

We have yet to establish any history of profitable operations as shown in our independent certified financial audit for 2007 and 2006, respectively. As of October 31, 2007, we had an accumulated deficit of $1,075,788. We incurred an annual operating loss of $716,946 for the year ended October 31, 2007, as opposed to a net income of $47,349 for the year ended October 31, 2006. We have financed our operations through loans from our officers, employees, and the issuance of debt and equity securities in private placement transactions. Our revenues have not been sufficient to sustain our operations.

If We Cannot Obtain Additional Funding, Our Business Operations Will Be Harmed And If We Do Obtain Additional Financing, Our Stockholders May Suffer Substantial Dilution.

We will require additional funds to sustain and expand our sales and marketing activities and for future acquisitions. Additional capital will be required to effectively support our operations and to otherwise implement our overall business strategy. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow. Any additional equity financing may involve substantial dilution to our stockholders.

If We Cannot Retain The Services Of R. Thomas Kidd Or If We Cannot Successfully Recruit Qualified Personnel Having Experience In Our Business, We May Not Be Able To Continue Our Operations In The Manner Envisioned.
Our success depends to a great extent on the continued service of R. Thomas Kidd, our President and Chief Executive Officer. Loss of the services of Mr. Kidd could have a material adverse effect on our growth, revenues, and prospective business. Mr. Kidd also serves as the President and Chief Executive Officer of Greens Worldwide Incorporated, a related entity and as CEO of our parent company Domark International, Inc.. This dual role could cause Mr. Kidd to make decisions that necessarily favor us over the parent or the parent over us. We intend to find a substitute for Mr. Kidd at the Greens Worldwide level as soon as is practicable. In addition, to successfully implement and manage our business plan, we must, among other things, successfully recruit qualified personnel having experience in our line of business. Competition for such qualified individuals is intense.

Our Success Depends On Our Ability To Adequately Protect Our Intellectual Property, Including Trade Name, Trade Secrets And Trademarks.

We hold federal trademarks of the names and logos of our subsidiaries. We also hold service marks and copyrights on our website content and products. Where patent protection is not available, we rely for protection of our intellectual property on trade secret law and nondisclosure and confidentiality agreements with our employees and others. There can be no assurance that such agreements will provide meaningful protection for our trade secrets or proprietary know-how in the event of any unauthorized use or disclosure of such trade secrets or know-how. In addition, others may obtain access to or independently develop technologies or know-how similar to ours.

Our success will also depend on our ability to avoid infringement of proprietary rights of others. We are not aware that we are infringing any such rights, nor are we aware of proprietary rights of others for which we will be required to obtain a license to develop our products. However, there can be no assurance that we are not infringing proprietary rights of others, or that we will be able to obtain any technology licenses we may require in the future.

Profits Of Enterprises Involved In The Sports Industry Generally Depend On Many Variables.

The business of operating professional and amateur sports events is complex and subject to many factors that can affect the success or failure of the events. We depend on many support structures, including, but not necessarily limited to, player participation, media coverage, event community support, sponsorships, television, qualified personnel to conduct the event, charity relationships and public acceptance of us. Failure of any of these support structures will affect the level of success. Failure of more than one of these support structures will severely impact our business and our ability to continue to hold all events.

Risks Relating to Our Current Financing Arrangement:

There Are A Large Number Of Shares Underlying Our Secured Convertible Notes And Warrants That May Be Available For Future Sale And The Sale Of These Shares May Depress The Market Price Of Our Common Stock.

As of August6, 2008, we had 11,897,594 shares of common stock issued and outstanding.

On August 16, 2007, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”), dated as of August 16, 2007, by and among the Company and AJW Partners, LLC, AJW Master Fund, Ltd. and New Millennium Capital Partners II, LLC (collectively, the “Air Brook Investors”). The transactions contemplated by the Purchase Agreement will result in a funding of a total of $1,500,000 into the Company. The Company completed these transactions on August 16, 2007.

The Purchase Agreement provided for the sale by the Company to the Air Brook Investors of callable secured convertible notes with an aggregate face amount of $1,500,000, plus interest (the “Facility Notes”). The Air Brook Investors purchased from the Company at closing Facility Notes with an aggregate face amount of $500,000 and are required to purchase additional Facility Notes with an aggregate face amount of $500,000 from the Company upon each of (i) the filing of the registration statement required by the Registration Rights Agreement and (iii) the declaration of effectiveness of such registration statement by the Securities and Exchange Commission. The Facility Notes accrue interest at a rate of 8% per year, require quarterly interest payments in certain circumstances related to the market price of the Company’s common stock, and are due and payable on August 16, 2010 (the “Maturity Date”). The Company is not required to make any principal payments until the Maturity Date, but it has the option to prepay the amounts due under the Facility Notes in whole or in part at any time, subject to the payment of varying prepayment penalties depending on the time of such prepayment, as set forth in the Facility Notes. The Facility Notes are convertible into common stock of the Company at a discount to the then current fair market value of the Company’s common stock, as set forth in the Facility Notes.

In addition, the Purchase Agreement provided for the issuance by the Company to the Air Brook Investors of warrants to purchase 10,000,000 shares of the Company’s common stock (the “Warrants”). Each Warrant permits its holder to acquire shares of the Company’s common stock at an exercise price of $0.25 per share at any time through August 16, 2014.

The Continuously Adjustable Conversion Price Feature Of Our Secured Convertible Notes Could Require Us To Issue A Substantially Greater Number Of Shares, Causing Dilution To Existing Stockholders.
We have substantial obligations to issue shares of common stock on conversion of our secured convertible notes .

The following is an example of the amount of shares of our common stock issuable on conversion of the principal amount of our $1,500,000 secured convertible notes issued under the Securities Purchase Agreement, dated August 16, 2007, based on market prices of our common stock 25%, 50% and 75% below the market price as ofAugust 6, 2008 of $0.06.

% Below	Price Per	With Discount	Number of Shares	% of Outstanding
Market	Share	at 30%	Issuable	Stock
25	0.05	0.0315	4,687,500	18.41
50	0.03	0.0210	7,142,857	28.05
75	0.02	0.0105	13,636,364	53.54

The following is an example of the amount of shares of our common stock issuable on conversion of the principal amount of our $3,903,750 secured convertible notes issued under the Stock Issuance, Assumption and Release Agreement, dated August 17, 2007, based on market prices of our common stock 25%, 50% and 75% below the market price.

% Below	Price Per	With Discount	Number of Shares	% of Outstanding
Market	Share	at 75%	Issuable	Stock
25	0.05	0.0113	35,488,636	19.51
50	0.03	0..0075	48,796,875	26.83
75	0.02	0.0038	97,593,750	53.66

As illustrated, the number of shares of common stock issuable on conversion of our secured convertible notes will increase if the market price of our stock declines, causing dilution to our existing stockholders.

The Continuously Adjustable Conversion Price Feature Of Our Secured Convertible Notes May Have A Depressive Effect On The Price Of Our Common Stock.

The secured convertible notes issued under the Securities Purchase Agreement, dated August 16, 2007, are convertible into shares of our common stock at a 40% discount to the trading price of the common stock before conversion; provided, however, such percentage shall increase to 70% in the event that the registration statement becomes effective on or before a date to be negotiated by us and the selling stockholders owning secured convertible notes. The secured convertible notes issued by us under the Stock Issuance, Assumption and Release Agreement are convertible into our common stock at a 75% discount to the trading price of the common stock before conversion.

The significant downward pressure on the price of the common stock as the selling stockholders convert and sell material amounts of common stock could have an adverse effect on our stock price. In addition, not only the sale of shares issued on conversion or exercise of secured convertible notes and warrants, but also the mere perception that these sales could occur, may adversely affect the market price of the common stock.

The Issuance Of Shares On Conversion Of The Secured Convertible Notes And Exercise Of Outstanding Warrants May Cause Immediate And Substantial Dilution To Existing Stockholders.

The issuance of shares on conversion of the secured convertible notes and exercise of warrants may result in substantial dilution to the interests of other stockholders because the selling stockholders may ultimately convert and sell the full amount issuable on conversion. Although AJW Partners, LLC, AJW Master Fund, Ltd., and New Millennium Capital Partners II, LLC may not convert their secured convertible notes and/or exercise their warrants if such conversion or exercise would cause them to own more than 4.99% of our outstanding common stock, this restriction does not prevent AJW Partners, LLC, AJW Master Fund, Ltd., and New Millennium Capital Partners II, LLC from converting and/or exercising some of their holdings and then converting the rest of their holdings. In this way, AJW Partners, LLC, AJW Master Fund, Ltd., and New Millennium Capital Partners II, LLC could sell more than this limit while never holding more than this limit. There is no upper limit on the number of shares that may be issued that will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.

If Our Stock Price Declines, Shares Of Common Stock Allocated For Conversion Of The Secured Convertible Notes And Registered Pursuant To This Prospectus May Not Be Adequate And We May Be Required To File A Subsequent Registration Statement Covering Additional Shares. If The Shares We Have Allocated And Registered Are Not Adequate And We Are Required To File An Additional Registration Statement, We Will Incur Substantial Costs.

Based on our current market price and the potential decrease in our market price as a result of the issuance of shares on conversion of the secured convertible notes, we have made a good faith estimate of the number of shares of common stock that we are required to register and allocate for conversion of the secured convertible notes. Accordingly, we have allocated 18,012,500 shares to cover the conversion of the secured convertible notes. If our stock price decreases, the shares of common stock we have allocated for conversion of the secured convertible notes and are registering may not be adequate. If the shares we have allocated to the registration statement are not adequate and we are required to file an additional registration statement, we will incur substantial costs in connection with the preparation and filing of such registration statement.

If We Are Required For Any Reason To Repay Our Outstanding Secured Convertible Notes, We Would Be Required To Deplete Our Working Capital, If Available, Or Raise Additional Funds. Our Failure To Repay The Secured Convertible Notes, If Required, Could Result In Legal Action Against Us. This Could Require The Sale Of Substantial Assets.

On August 16, 2007, we entered into a Securities Purchase Agreement for the sale of an aggregate principal amount of $1,500,000 of secured convertible notes, which are due and payable three years from the date of issuance, unless sooner converted into shares of our common stock. On August 17, 2007, we assumed $3,903,750 of secured convertible notes of a subsidiary in exchange for preferred stock in that subsidiary, which convertible notes are due and payable on March 22, 2010, unless sooner converted into shares of our common stock. We currently have an aggregate principal amount of $4,566,610 of secured convertible notes outstanding.

In addition, any event of default such as our failure to repay the principal when due, our failure to issue shares of common stock on conversion by holders, our failure to timely file a registration statement or have such registration statement declared effective, breach of any covenant, representation or warranty in the convertible note or any related agreement, the assignment or appointment of a receiver to control a substantial part of our property or business, the filing of a money judgment, writ or similar process against us in excess of certain specified amounts, the commencement of a bankruptcy, insolvency, reorganization or liquidation proceeding against us and the delisting of our common stock could require the early repayment of the secured convertible notes, including the imposition of a default interest rate of 15% on the outstanding principal balance of the notes if the default is not cured with the specified grace period. We anticipate that the full amount of the secured convertible notes will be converted into shares of our common stock in accordance with their terms. If we were required to repay the secured convertible notes, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the notes when required, the noteholders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

If An Event Of Default Occurs Under The Securities Purchase Agreement, Stock Issuance, Assumption and Release Agreement, Secured Convertible Notes, Warrants, Security Agreement Or Intellectual Property Security Agreement, The Investors Could Take Possession Of All Our Goods, Inventory, Contractual Rights And General Intangibles, Receivables, Documents, Instruments, Chattel Paper, And Intellectual Property.

In connection with the Securities Purchase Agreement and the Stock Issuance, Assumption and Release Agreement we entered into on August 16, 2007 and August 17, 2007, respectively, we executed or became bound by a Security Agreement and an Intellectual Property Security Agreement in favor of the investors granting them a first priority security interest in all of our goods, inventory, contractual rights and general intangibles, receivables, documents, instruments, chattel paper, and intellectual property. These agreements provide that, if an event of default occurs under the instruments secured by them, the investors have the right to take possession of the collateral, to operate our business using the collateral and to assign, sell, lease or otherwise dispose of and deliver all or any part of the collateral, at public or private sale or otherwise to satisfy our obligations under these agreements.

Risks Relating to Our Common Stock:

Risks Relating To Ownership Of Our Common Stock

Although there is presently a market for our common stock, the price of our common stock may be extremely volatile and investors may not be able to sell their shares at or above their purchase price, or at all. We anticipate that the market may be potentially highly volatile and may fluctuate substantially because of:

•	Actual or anticipated fluctuations in our future business and operating results;

•	Changes in or failure to meet market expectations;

•	Fluctuations in stock market price and volume

We Do Not Intend To Pay Dividends

We do not anticipate paying cash dividends on our common stock in the foreseeable future. We may not have sufficient funds to legally pay dividends. Even if funds are legally available to pay dividends, we may nevertheless decide in our sole discretion not to pay dividends. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors our board of directors may consider relevant. There is no assurance that we will pay any dividends in the future, and, if dividends are rapid, there is no assurance with respect to the amount of any such dividend.

Failure To Achieve And Maintain Effective Internal Controls In Accordance With Section 404 Of The Sarbanes-Oxley Act Could Have A Material Adverse Effect On Our Business And Operating Results.

It may be time consuming, difficult and costly for us to develop and implement the additional internal controls, processes and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal auditing and other finance staff in order to develop and implement appropriate additional internal controls, processes and reporting procedures. If we are unable to comply with these requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires of publicly traded companies.

If we fail to comply in a timely manner with the requirements of Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting or to remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, beginning with our annual report on Form 10-K for our fiscal period ending December 31, 2007, we will be required to prepare assessments regarding internal controls over financial reporting and beginning with our annual report on Form 10-K for our fiscal period ending December 31, 2008, furnish a report by our management on our internal control over financial reporting. We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. While our management is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis. There also can be no assurance that our auditors will be able to issue an unqualified opinion on management’s assessment of the effectiveness of our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

In addition, in connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover “material weaknesses” in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The PCAOB defines “significant deficiency” as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected.

In the event that a material weakness is identified, we will employ qualified personnel and adopt and implement policies and procedures to address any material weaknesses that we identify. However, the process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We cannot assure you that the measures we will take will remediate any material weaknesses that we may identify or that we will implement and maintain adequate controls over our financial process and reporting in the future.

Any failure to complete our assessment of our internal control over financial reporting, to remediate any material weaknesses that we may identify or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of the periodic management evaluations of our internal controls and, in the case of a failure to remediate any material weaknesses that we may identify, would adversely affect the annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

Our Common Stock Is Subject To The "Penny Stock" Rules Of The SEC And The Trading Market In Our Securities Is Limited. This Makes Transactions In Our Stock Cumbersome And May Reduce The Value Of An Investment In Our Stock.

The Securities and Exchange Commission has adopted Rule 15g-9 establishing the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5 per share or with an exercise price of less than $5 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the Rules requires:

·	that a broker or dealer approve a person's account for transactions in penny stocks; and

·	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

To approve a person's account for transactions in penny stocks, the broker or dealer must:

·	obtain financial information and investment experience objectives of the person; and

·
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver before any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, that, in highlighted form:

·	sets forth the basis on which the broker or dealer made the suitability determination; and

·	that the broker or dealer received a signed, written agreement from the investor before the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure must also be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

ITEM 2. DESCRIPTION OF PROPERTIES

We operate from a virtual office located at 801 International Parkway, 5th Floor, Lake Mary, FL, 32789. The property is leased by a related party and we have recorded an in-kind contribution of capital reflecting the costs for Company use. We do not hold any material investments in other real or personal property other than office equipment. We anticipate these facilities will be adequate for the immediate future but that if we are successful in introducing our products, we will need to seek larger or additional office quarters. The Company pays its monthly rental on a month to month basis.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, that arise in the ordinary course of business. An adverse result in any future litigation may harm our business. Except as set forth below, we are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results:

Subsequent from the completion of the Exchange Agreement and Bring Down and Amendment agreement dated September 25, 2007 with Zaring-Cioffi Entertainment, LLC, a California limited liability company (“Zaring-Cioffi”), ZCE, Inc., a California corporation (“ZCE”), and Q-C Entertainment, LLC, a Washington limited liability company (“Q-C”), the Company uncovered discrepancies in the representations of certain ZCE principals and management and the operations of ZCE. The Company is currently involved in assessing these discrepancies and determining the best course of action. As a result, the management of ZCE has been terminated for cause.

On April 3, 2008, the Company filed a lawsuit against ZC Entertainment and John Zaring for $20,000 in the Circuit Court of Chesapeake Virginia in connection with a promissory note. This suit by the Company is related to an advance made by the Company prior to the closing. The Company made demand on ZCE and the guarantor, John Zaring, but the promissory note was not paid in accordance with its terms.

In connection with the litigation above, John Zaring and Bianca Cioffi filed a claim against us with the American Arbitration Association (“AAA”). The Company is currently preparing its counterclaims and believes , John Zaring and Bianca Cioffi claims are without merit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter or the year covered by this report.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(A) MARKET INFORMATION

Our common stock has been quoted on the OTC Bulletin Board under the symbol "SPQS.OB" since November, 2007. Prior to that time, the symbol for the common stock was “ARBK.OB.” It has been traded in the over-the-counter market on a limited basis. It currently trades on the OTC under the symbol SPQS. The following sets forth high and low bid price quotations for each calendar quarter during the last fiscal years that trading occurred or quotations were available. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Bid Prices
	High			Low

FISCAL 2008

First Quarter (November 1, 2007 through January 31, 2008)		$.04			$.035
Second Quarter (February 1, 2008 through April 30, 2008)		$.05			$.04
Third Quarter (May 1, 2008 through July 31, 2008)		$.04			$.04

FISCAL 2007

First Quarter (November 1, 2006 through January 31, 2007)		$.14			$.11
Second Quarter (February 1, 2007 through April 30, 2007)	$	n/a	(1)	$	n/a	(1)
Third Quarter (May 1, 2007 through July 31, 2007)		$.75			$.16
Fourth Quarter (August 1, 2007 through October 31, 2007)		$.45			$.45

FISCAL 2006

First Quarter (November 1, 2005 through January 31, 2006)		$.15			$.075
Second Quarter (February 1, 2006 through June 30, 2006)		$.15			$.15
Third Quarter (May 1, 2006 through July 31, 2006)		$.15			$.12
Fourth Quarter (August 1, 2006 through October 31, 2006)		$.15			$.10

(1) There were no trades in the second quarter of the year ended October 31, 2007.
The closing bid price for our shares of common stock on Aug 6, 2008 was $0.06.

Our common stock is considered a low priced security under the “Penny Stock” rules promulgated by the Securities and Exchange Commission. Under these rules, broker-dealers participating in transactions in these securities must first deliver a risk disclosure document which describes risks associated with these stocks, broker-dealers’ duties, customers’ rights and remedies, market and other information, and make suitability determinations approving the customers for these stock transactions based on financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing, provide monthly account statements to customers, and obtain specific written consent of each customer. With these restrictions, the likely effect of designation as a low priced stock is to decrease the willingness of broker-dealers to make a market for the stock, to decrease the liquidity of the stock and increase the transaction cost of sales and purchases of these stocks compared to other securities.

(B) HOLDERS

As of August 6, 2008, there were approximately 127 holders of the common stock on record.

(C) DIVIDENDS

On December 7, 2007, the Board of Directors of SportsQuest, Inc. announced that it had cancelled a dividend of Series A Convertible Preferred Stock of Greens Worldwide Incorporated, to holders of record of common stock of the Company as of the close of market on October 31, 2007. SportsQuest had conditioned the dividend on the receipt of an opinion of counsel for GRWW of the dividend’s exempt status under the Securities Act of 1933. Because GRWW has determined that no exemption is available, the Board of Directors of the SportsQuest has cancelled the dividend.

We have not previously paid any cash dividends on common stock and do not anticipate or contemplate paying dividends on common stock in the foreseeable future. Our present intention is to utilize all available funds to develop and expand our business. The only restrictions that limit the ability to pay dividends on common equity, or that are likely to do so in the future, are those restrictions imposed by law and those restrictions imposed under contractual obligation.

Any future determination to pay cash dividends will be at the discretion of our board of directors, and will be dependent upon our financial condition, results of operations, capital requirements and other factors as our board may deem relevant at that time.

(D) RECENT ISSUANCES OF UNREGISTERED SECURITIES

On May 15, 2008, our President and Chief Executive Officer executed an agreement with Domar Exotic Furnishings, Inc. (the “Agreement”) whereby pursuant to the terms and conditions of that Agreement, Domar Exotic Furnishings, Inc. purchased of 100,000 Series A Preferred Convertible Shares of our company which represents approximately seventy-nine percent (79%) of our capital stock of SportsQuest, Inc. The Closing of the transaction occurred on May 20, 2008.

As consideration for the 100,000 Series A Preferred Convertible Shares, Domar Exotic Furnishings, Inc issued R. Thomas Kidd the sum of six million, five hundred thousand (6,500,000) shares of Domar Exotic Furnishings, Inc common stock. In addition, R. Thomas Kidd was appointed as Chief Executive officer and a member of the Board of Directors of Domar Exotic Furnishings, Inc.

After the Closing, the Company changed its name to Domark International, Inc.

The issuance of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act of 1933, as amended (the “Securities Act”) and in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

The information in this annual report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than those statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations.

The following discussion and analysis should be read in conjunction with the financial statements of SportsQuest, Inc., included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

Background

Following the August 16, 2007 transaction in which Lextra acquired a majority interest in us, our existing agreement dated August 10, 1993 between us and Air Brook Limousine, Inc., then one of our stockholders, was terminated. This agreement had provided that Air Brook Limousine would fund our operations for as long as Air Brook Limousine deemed necessary and was financially able to do so. At the time of the closing, we owed Air Brook Limousine $340,000, which payable was acquired by Lextra. Lextra thereafter agreed to forgive our $340,000 obligation in return for 6,800,000 shares of our common stock. The disclosures below relate to our operations before the closing of this transaction and the current state of our affairs.

In March 2007, Air Brook Limousine notified us that it had experienced extraordinary increases in the cost of performing certain agreements under which it paid our wholly-owned subsidiary, A.B. Park & Fly, Inc., commissions from Air Brook Limousine’s operation of two airport ground transportation terminals in New Jersey and advised us of its intent to cancel the contracts. As part of a settlement of issues, we entered into an Agreement and Plan of Reorganization dated March 8, 2007, pursuant to which, among other things, we agreed that A.B. Park & Fly would be merged with and into a wholly-owned subsidiary of Air Brook Limousine and the separate existence of A.B. Park & Fly would cease. In consideration for the preceding, Air Brook Limousine delivered to us 150,000 shares of our common stock, which we canceled as outstanding shares.

On July 6, 2007, we filed a Form 8-K with the Securities and Exchange Commission concerning a material definitive agreement dated as of June 26, 2007 concerning prospective changes in control of us. We and certain shareholders who owned and controlled more than 51.16% of our issued and outstanding shares of common stock and Lextra entered into this agreement pursuant to which, among other things, Lextra would (a) acquire 1,165,397 shares of our common stock from the selling shareholders for $116,500; (b) acquire from Air Brook Limousine the $340,000 receivable discussed above; and (c) pay certain expenses in connection with the transaction in the amount of $43,500. Upon consummation of the proposed transactions, including the exchange of the $340,000 receivable for 6,800,000 of our common stock, Lextra would own more than 51.16% of our issued and outstanding shares of common stock and would be deemed in control of us.

Pursuant to this Agreement, R. Thomas Kidd, Chief Executive Officer of Lextra would be appointed as our sole director, effective as of the closing of the agreement. In addition, Donald M. Petroski and Jeffrey M. Petroski, comprising our then current directors, agreed to tender their respective resignations as our directors effective as of the closing date.

This agreement also provided that Donald M. Petroski would also tender his resignation as our president and chief financial officer and Jeffrey M. Petroski would also tender his resignation as our treasurer and secretary. The agreement also provided that following the resignations of Donald M. Petroski and Jeffrey M. Petroski as our officers, our board of directors would elect R. Thomas Kidd as our chief executive officer. All of these transactions occurred on August 16, 2007.

We now have a very different model than we did while under the control of Air Brook Limousine and affiliates. We intend to generate revenue through creating, developing, owning, and managing high end sports events. We also will consider acquiring other sports marketing platforms. A principal source of revenue is intended to be provided by sponsors of these sporting events. We intend to generate revenue in part through entering into contracts with the sponsors whose branding efforts focus on presenting sports related entertainment events. We will make these sponsorships more enticing by offering them hospitality and ticket packages, including those for the Super Bowl, the Masters, the Kentucky Derby, the U.S. Open, the PGA, and other attractive venues in return for their sponsorship of our events. We will also generate revenue from participants in the Company’s sports events. For example, we will charge some participants for the right to participate in the events.

By operating numerous events, we are able to control the expenses associated with each event through our ability to obtain fair pricing from vendors. Our intention is to generate significant margins from each event due to our ability to contract with attractive sponsors and control our expenses through the use of common vendors at many different events.

Before our controlling interest was acquired by Lextra, we had a different business model focused on the collection of a royalty related to the sale of transportation services. Pursuant to an agreement signed on February 4, 1991, we transferred all of our operating activities for our Satellite Terminal located in Ridgewood, New Jersey and, on July 1, 1991, our transportation equipment to Air Brook Limousine, one of the selling shareholders in the August 16, 2007 transaction. Air Brook Limousine in return agreed to pay us a fee equal to 10% of gross collections from the Satellite Terminal.

On May 1, 1993, we entered into an agreement with Air Brook Limousine in which Air Brook Limousine agreed to open and operate a second Satellite Terminal located in the borough of Montvale, New Jersey. Pursuant to the now terminated agreement, Air Brook Limousine bore all costs of operating the Satellite Terminal and paid us three percent of Air Brook Limousine’s gross receipts from the Satellite Terminal.

On August 10, 1993, we entered into the now terminated agreement with Air Brook Limousine which stipulated that Air Brook Limousine would fund our operations for as long as Air Brook Limousine deemed it necessary and as long as Air Brook Limousine was financially able. These advances were due on demand. Air Brook Limousine retained the power to terminate this agreement at any time at its own discretion, which it did on August 16, 2007.

On August 16, 2007, Lextra Management Group, Inc., an event management company, acquired 51.16% of our issued and outstanding common stock pursuant to an Agreement dated June 26, 2007 by and among Lextra, our company and certain of our principal stockholders. Pursuant to the terms of this agreement, at the closing, Lextra acquired (a) 1,165,397 shares representing 51.16% of the issued and outstanding shares of our common stock from the selling stockholders for an aggregate purchase price of $116,500 and (b) an outstanding accounts receivable due to Air Brook Limousine by us in the amount of $340,000.  At the closing, Air Brook Limousine cancelled the agreement dated August 10, 1993 under which Air Brook Limousine stipulated that it would fund our operations for as long as Air Brook Limousine deemed necessary and as long as it was financially able. The acquisition of 51.16% of our issued and outstanding shares may be deemed to be a change in control of our company.

On August 16, 2007, we issued 6,800,000 shares of our common stock to Lextra in exchange for the forgiveness of the $340,000 receivable.

On August 21, 2007, we acquired all of the assets of Lextra pursuant to an Asset Purchase Agreement dated August 21, 2007, in exchange for the issuance of 2,000,000 shares of common stock to Lextra and the forgiveness of our $500,000 loan to Lextra. The assets of Lextra were transferred to our wholly-owned subsidiary, SportsQuest Management Group, Inc.

As a result of the foregoing transactions, Lextra acquired beneficial ownership of 9,965,397 shares of our common stock, which represents a 90% ownership interest.

On August 16, 2007, to obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with AJW Partners, LLC, AJW Master Fund, Ltd. and New Millennium Capital Partners II, LLC, all accredited investors, for the sale of (i) up to $1,500,000 in secured convertible notes, which bear interest at a rate of 8% per year, and (ii) warrants to purchase 10,000,000 shares of our common stock at an exercise price of $0.25 per share at any time through August 16, 2014. Under the agreements, we received $500,000 on August 16, 2007, $500,000 was disbursed within five days of the filing of the registration statement and $500,000 will be disbursed when the registration statement became effective. The secured convertible notes mature three years from the date of issuance and are convertible into our common stock, at the selling stockholder’s option, at 60% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date; provided, however, such percentage shall increase to 70% in the event that the registration statement becomes effective on or before a date to be negotiated by us and the selling stockholders owning secured convertible notes.

On August 17, 2007, we entered into a Stock Issuance, Assumption and Release Agreement with Greens Worldwide Incorporated, a vertically integrated sports marketing and management company, engaged in owning and operating sports entities and their support companies, and AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC. The transaction closed August 17, 2007. Pursuant to the agreement, Greens Worldwide issued 390,000 shares of its Series A Convertible Preferred Stock, par value $10.00 per share, which shares are convertible into 249,600,000 shares of its common stock, to us in exchange for our assumption of 50% of Greens Worldwide’s indebtedness to the four investors referenced above. Under the terms of the agreement, the four investors released Greens Worldwide from its obligations. In consideration for such release, we issued to the four investors’ successors, AJW Partners, LLC, AJW Master Fund, Ltd. and New Millennium Capital Partners II, LLC, callable secured convertible notes with an aggregate face amount of $3,903,750, including interest, and Greens Worldwide issued to the three successor investors callable secured convertible notes with an aggregate face amount of $3,903,750, including interest. The notes are due and payable on March 22, 2010 and are convertible into our common stock or the common stock of Greens Worldwide, as applicable, at a 75% discount to the then current fair market value. The issuance of the Series A Convertible Preferred Stock to us under the agreement resulted in a change of control of Greens Worldwide because the terms of the preferred stock entitle us to elect a majority of the members of the Greens Worldwide board of directors. In addition, our ability to vote our shares of preferred stock on an as-converted basis assures our control of any matters presented to the holders of Greens Worldwide common stock.

On August 20, 2007, we entered into an Agreement for the Exchange of Stock with Zaring-Cioffi Entertainment, LLC, a full-service production company of talent-based special events, and its members, ZCE, Inc. and Q-C Entertainment, LLC. The closing is subject to the conversion of Zaring-Cioffi Entertainment, LLC to a California corporation and completion of our due diligence. Under the terms of the agreement, we agreed to purchase 100% of the issued and outstanding shares of the California corporation in exchange for that number of shares of our common stock with a total value of $500,000, with the number of shares computed by dividing the prior to closing average five day closing price of our common stock into the sum of $500,000. In addition, we agreed to pay to ZCE, Inc. $150,000 in cash at closing and to issue warrants to ZCE Inc. and Q-C Entertainment, LLC to purchase our common stock according to the following schedule: 100,000 shares at a strike price of $0.50 per share expiring December 31, 2007, 100,000 shares at a strike price of $1.00 per share expiring December 31, 2008, and 200,000 shares at a strike price of $1.50 per share expiring December 31, 2009.

On August 23, 3007, the Company entered into an Investment Agreement (the “Investment Agreement”) with Dutchess Private Equities Fund, Ltd., a Cayman Islands exempted company (“Dutchess”). The Investment Agreement provides for the Company’s right, subject to certain conditions, to require Dutchess to purchase up to $50,000,000 of the Company’s common stock at a seven percent discount to market over the 36 month period following a registration statement covering such common stock being declared effective by the Securities and Exchange Commission.

As a condition to entering into the Investment Agreement, the Company and Dutchess entered into a Registration Rights Agreement, dated as of August 23, 2007 (the “Registration Rights Agreement”). As set forth in the Registration Rights Agreement, the Company has agreed to file a registration statement with the Securities and Exchange Commission within 45 days after the date of the Registration Rights Agreement to cover the resale by Dutchess of the shares of the Company’s common stock issued pursuant to the Investment Agreement. The Company has agreed to initially register for resale 10,000,000 shares of its common stock which would be issuable on the date preceding the filing of the registration statement based on the closing bid price of the Company’s common stock on such date and the amount reasonably calculated that represents common stock issuable to other parties as set forth in the Investment Agreement except to the extent that the Securities and Exchange Commission requires the share amount to be reduced as a condition of effectiveness. The Company has further agreed to use all commercially reasonable efforts to cause the registration statement to be declared effective by the Securities and Exchange Commission within 120 days after the date of the Registration Rights Agreement and to keep such registration statement effective until the earlier to occur of the date on which (a) Dutchess shall have sold all of the shares of common stock issued or issuable pursuant to the Investment Agreement; or (b) Dutchess has no right to acquire any additional shares of common stock under the Investment Agreement.

On September 25, 2007, pursuant to a Bring Down Agreement and Amendment (the “Bring Down and Amendment”), among the Company, Zaring/Cioffi Entertainment, Inc., Zce, David Quin (“Quin”) and Jeff Merriman Cohen (“Cohen”), Quin and Cohen, the sole members of Q-C, assumed the rights, obligations, and liabilities of Q-C under the Exchange Agreement, as amended by the Bring Down and Amendment. Under the terms of the Exchange Agreement, as amended by the Bring Down and Amendment, the Company purchased 100% of the issued and outstanding shares of Zaring-Cioffi from its shareholders, ZCE, Quin and Cohen, in exchange for the issuance of 409,836 shares of restricted common stock of the Company to ZCE and 409,836 shares of restricted common stock of the Company to Cohen and Quin, which stock in the aggregate was valued at $500,000. In addition, the Company issued warrants (the “Warrants”) to purchase an aggregate 400,000 shares of restricted common stock of the Company to the shareholders of Zaring-Cioffi according to the following Schedule:

50,000 shares to each of ZCE and Quin Cohen at a strike price of $0.50 per share expiring December 31, 2007; 50,000 shares to each ZCE and Quin and Cohen at a strike price of $1.00 per share expiring December 31, 2008; and 100,000 shares to each of ZCE and Quin and Cohen at a strike price of $1.50 per share expiring December 31, 2009.

Furthermore, Quin and Cohen received, at no cost, a Bronze Level sponsorship position (or its equivalent) at all Zaring-Cioffi events through 2009.

Under the Bring Down and Amendment, the Company, Zaring-Cioffi, ZCE, Cohen and Quin also made the representations and warranties set forth in the Exchange Agreement as of closing and agreed that the representations and warranties would not survive the closing.

Target Acquisitions

We have targeted several other sports entities for acquisition and believe that we will be successful in an acquisition strategy to grow our sports marketing platforms.

Title Sponsorship

We have executed an agreement with NewsUSA to provide a presenting title media sponsorship in the form of $10 million of print and radio media for promotion of us and our subsidiaries.

Competitors

We compete with many providers of sports entertainment events. There are many event management and sports marketing firms with more resources, operating history and projects than we have.

Management believes that we have no direct golf tour competitors. We do not consider the PGA Tour a competitor because the PGA Tour has more resources, player names, broader television rights agreements, and is the governing body for Professional Golf in the United States. Because of these factors we cannot compete with the PGA Tour.

There are many golf mini tours throughout the United States, none of which have our amenities, television and media coverage, operational expertise, or funding. As such, they do not represent any significant competition to us.

Use of Estimates

Management's Discussion and Analysis or Plan of Operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. When preparing our financial statements, we make estimates and judgments that affect the reported amounts on our balance sheets and income statements, and our related disclosure about contingent assets and liabilities. We continually evaluate our estimates, including those related to revenue, allowance for doubtful accounts, reserves for income taxes, and litigation. We base our estimates on historical experience and on various other assumptions, which we believe to be reasonable in order to form the basis for making judgments about the carrying values of assets and liabilities that are not readily ascertained from other sources. Actual results may deviate from these estimates if alternative assumptions or conditions are used.

Results of Operations

FOR THE YEAR ENDED OCTOBER 31, 2007 COMPARED TO THE YEAR ENDED OCTOBER 31, 2006

Revenues for the year ended October 31, 2007 were $28,183 compared to $68,802 for the year ended October 31, 2006, a decrease of $40,619 or 92.5%. The decrease in revenues was primarily due to our exit from the transportation business and our launch of a sports business.

Revenues generated consisted of 3% of the gross sales of the Company’s affiliate, Air Limo. The exit of the company from the transportation business to pursue a different business in sports and media was the primary reason for the decline in sales.

Selling, general and administrative expenses for the year ended October 31, 2007 were $401,508 compared to $8,416 for the year ended October 31, 2006, an increase of $393,092 or 97.90%. The increase was due primarily to the launch of the sports business which occurred in the year ended October 31, 2007. Selling, general and administrative expenses consist primarily of salaries and overhead costs for executive and administrative personnel, insurance, fees for professional services, including consulting, legal, and accounting fees, travel costs, non-cash stock compensation expense for the issuance of stock to non-employees and other general corporate expenses.

Other (income) expense for the year ended October 31, 2007 was $496,193 as compared to ($0.00) for the year ended October 31, 2006, representing an increase in other (income) expense of $496,193, or 100%. The increase was primarily due to interest charges related to the beneficial conversion feature of our convertible promissory notes.

Our net loss for the year ended October 31, 2007 was $664,999 compared to a net gain of $50,402 for the year ended October 31, 2006, an increase of $715,401, or 107.58%. The increase in our net loss was primarily due to the increase in net mark to market changes in the fair value of derivative instruments relating to the convertible promissory notes.

Liquidity and Capital Resources

The Company has a history of operating deficits and the Company expects to continue to have losses until the conduct of events, when the Company realizes its revenues. These factors, among other things, raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should we be unable to continue in operation.

On August 16, 2007, we borrowed $500,000 from three private investors and obtained a facility granting us the right to borrow an additional $500,000 upon the filing of the registration statement, and an additional $500,000 upon the declaration of effectiveness of the registration statement. We also assumed $3,903,750 of indebtedness owed to these same investors by Greens Worldwide Incorporated in return for being granted preferred stock in Greens Worldwide Incorporated..

Our total current assets at October 31, 2007 were $15,043,186, including $178,069 in cash as compared with $215 in total current assets at October 31, 2006, which included cash of $215. Additionally, we had stockholders’ equity in the amount of 7,339,258 at October 31, 2007 as compared to a stockholders’ deficiency of ($355,789) at October 31, 2006. The increase is a result of the Company’s acquisition of assets. We have historically incurred recurring losses and have financed our operations through loans, principally from affiliated parties such as our directors, and from the proceeds of debt and equity financing.

We financed our operations during the year ended October 31, 2007 through debt and equity financing. We expect that we will rely, at least in the near future, on our financing facilities for our financing needs. Inherently, as time progresses and corporate exposure in the market grows, we hope to attain greater numbers of customers and the concentrations would then diminish. Until this is accomplished, we will continue to attempt to secure additional financing through both the public and private market sectors to meet our continuing commitments of capital expenditures and until our sales revenue can provide greater liquidity.

We have historically incurred losses and we anticipate that we will not generate any significant revenues until the second quarter of 2009. Our current forecast projects our opportunity to become profitable over the next 12 months based on our current planning efforts for the USPGT event. There can be no assurance, however, that the sales anticipated will materialize or that we will achieve the profitability we have forecasted.

Summary of Funded Debt

As of October 31, 2007 the Company’s open convertible secured note balance was $662,860, listed as follows:

On August 16, 2007, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”), by and among the Company and AJW Partners, LLC, AJW Master Fund, Ltd. and New Millennium Capital Partners II, LLC (collectively, the “Air Brook Investors”). The transactions contemplated by the Purchase Agreement will result in a funding of a total of $1,500,000 into the Company.

The Purchase Agreement provided for the sale by the Company to the SportsQuest Investors of callable secured convertible notes with an aggregate face amount of $1,500,000, plus interest (the “Facility Notes”). The Air Brook Investors purchased from the Company at closing Facility Notes with an aggregate face amount of $500,000 and are required to purchase additional Facility Notes with an aggregate face amount of $500,000 from the Company upon each of (i) the filing of the registration statement required by the Registration Rights Agreement and (iii) the declaration of effectiveness of such registration statement by the Securities and Exchange Commission. The Facility Notes accrue interest at a rate of 8% per year, require quarterly interest payments in certain circumstances related to the market price of the Company’s common stock, and are due and payable on August 16, 2010 (the “Maturity Date”). The Company is not required to make any principal payments until the Maturity Date, but it has the option to prepay the amounts due under the Facility Notes in whole or in part at any time, subject to the payment of varying prepayment penalties depending on the time of such prepayment, as set forth in the Facility Notes. The Facility Notes are convertible into common stock of the Company at a discount to the then current fair market value of the Company’s common stock, as set forth in the Facility Notes.

In addition, the Purchase Agreement provided for the issuance by the Company to the SportsQuest Investors of warrants to purchase 10,000,000 shares of the Company’s common stock (the “Warrants”). Each Warrant permits its holder to acquire shares of the Company’s common stock at an exercise price of $0.25 per share at any time through August 16, 2014.

The Company recorded discounts of $833,333 related to the $1,000,000 worth of Facility Notes issued during 2007. These discounts have been reflected as additional paid in capital.

Based on present revenues and expenses, we are unable to generate sufficient funds internally to sustain our current operations. We must raise additional capital or other borrowing sources to continue our operations. It is management’s plan to seek additional funding through the sale of common stock and the issuance of notes and debentures, including notes and debentures convertible into common stock. If we issue additional shares of common stock, the value of shares of existing stockholders is likely to be diluted.

However, the terms of the convertible secured debentures issued to certain of the existing stockholders require that we obtain the consent of such stockholders prior to our entering into subsequent financing arrangements. No assurance can be given that we will be able to obtain additional financing, that we will be able to obtain additional financing on terms that are favorable to us or that the holders of the secured debentures will provide their consent to permit us to enter into subsequent financing arrangements.

Our future revenues and profits, if any, will primarily depend upon our ability to secure sales of our sponsorship and media products. We do not presently generate significant revenue from the sales of our products. Although management believes that our products are competitive for customers seeking local, regional and national exposure, we cannot forecast with any reasonable certainty whether our products will gain acceptance in the marketplace and if so by when.

Except for the limitations imposed upon us respective to the convertible secured debentures, there are no material or known trends that will restrict either short term or long-term liquidity.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has year end losses from operations and had minimal revenues from operations in 2007 and 2006. During the year ended October 31, 2007 and 2006 the Company incurred net loss of $716,946 and $47,349, respectively. The Company accumulated deficit was $1,075,788. Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, Management is planning to raise any necessary additional funds through loans and additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital.

Our management expects cash flows from operating activities to improve significantly, primarily as a result of certain acquisitions , although there can be no assurance that acquisitions will materialize in revenue sufficient to meet operating expenses and fund future operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flows or obtain additional financing when required, we may have to modify, delay or abandon some or all of our business and expansion plans.

Critical Accounting Policies

In accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), we record certain assets at the lower of cost or fair market value. In determining the fair value of certain of our assets, we must make judgments, estimates and assumptions regarding circumstances or trends that could affect the value of theses assets, such as economic conditions. Those judgments, estimates and assumptions are based on information available to us at that time. Many of those conditions, trends and circumstances are outside our control and if changes were to occur in the events, trends or other circumstances on which our judgments or estimates were based, we may be required under U.S. GAAP to adjust those estimates that are affected by those changes. Changes in such estimates may require that we reduce the carrying value of the affected assets on our balance sheet (which are commonly referred to as “write downs” of the assets involved).

It is our practice to establish reserves or allowances to record adjustments or “write-downs” in the carrying value of assets, such as accounts receivable. Such write-downs are recorded as charges to income or increases in the expense in our Statement of Operations in the periods when such reserves or allowances are established or increased. As a result, our judgments, estimates and assumptions about future events can and will affect not only the amounts at which we record such assets on our balance sheet but also our results of operations.

In making our estimates and assumptions, we follow U.S. GAAP applicable to our business and those that we believe will enable us to make fair and consistent estimates of the fair value of assets and establish adequate reserves or allowances. Set forth below is a summary of the accounting policies that we believe are material to an understanding of our financial condition and results of operations.

Derivative Financial Instruments

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

We review the terms of convertible debt and equity instruments that we issue to determine whether there are embedded derivative instruments, including the embedded conversion option, that are required to be bifurcated and accounted for separately as a derivative financial instrument. When the risks and rewards of any embedded derivative instrument are not “clearly and closely” related to the risks and rewards of the host instrument, the embedded derivative instrument is generally required to be bifurcated and accounted for separately. If the convertible instrument is debt, or has debt-like characteristics, the risks and rewards associated with the embedded conversion option are not “clearly and closely” related to that debt host instrument. The conversion option has the risks and rewards associated with an equity instrument, not a debt instrument, because its value is related to the value of our common stock. Nonetheless, if the host instrument is considered to be “conventional convertible debt” (or “conventional convertible preferred stock”), bifurcation of the embedded conversion option is generally not required. However, in certain circumstances, if the instrument is not considered to be conventional convertible debt (or conventional convertible preferred stock), bifurcation of the embedded conversion option may be required. Generally, where the ability to physical or net-share settle the conversion option is deemed to be not within our control, the embedded conversion option is required to be bifurcated and accounted for as a derivative financial instrument liability.

In connection with the sale of convertible debt and equity instruments, we may also issue freestanding options or warrants. Additionally, we may issue options or warrants to non-employees in connection with consulting or other services they provide. Although the terms of the options and warrants may not provide for net-cash settlement, in certain circumstances, physical or net-share settlement may be deemed to be out of our control and, accordingly, we may be required to account for these freestanding options and warrants as derivative financial instrument liabilities, rather than as equity.

Derivative financial instruments are required to be initially measured at their fair value. For derivative financial instruments that shall be accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income.

In circumstances where the embedded conversion option in a convertible instrument may be required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

If the embedded derivative instrument is to be bifurcated and accounted for as a liability, the total proceeds received will be first allocated to the fair value of the bifurcated derivative instrument. If freestanding options or warrants were also issued and are to be accounted for as derivative instrument liabilities (rather than as equity), the proceeds are next allocated to the fair value of those instruments. The remaining proceeds, if any, are then allocated to the convertible instrument itself, usually resulting in that instrument being recorded at a discount from its face amount. In circumstances where a freestanding derivative instrument is to be accounted for as an equity instrument, the proceeds are allocated between the convertible instrument and the derivative equity instrument, based on their relative fair values.

The identification of, and accounting for, derivative instruments is complex. Derivative instrument liabilities are re-valued at the end of each reporting period, with changes in fair value of the derivative liability recorded as charges or credits to income in the period in which the changes occur. For options, warrants and bifurcated conversion options that are accounted for as derivative instrument liabilities, we determine the fair value of these instruments using the Black-Scholes option pricing model, binomial stock price probability trees, or other valuation techniques, sometimes with the assistance of a valuation consultant. These models require assumptions related to the remaining term of the instruments and risk-free rates of return, our current common stock price and expected dividend yield, and the expected volatility of our common stock price based on not only the history of our stock price but also the experience of other entities considered comparable to us. The identification of, and accounting for, derivative instruments and the assumptions used to value them can significantly affect our financial statements.

The derivatives (convertible debentures) issued on August 16, 2007 have been accounted for in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and the related interpretations. SFAS No. 133, as amended and the Financial Accounting Standards Board Emerging Issues Task Force Issue “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 00-19”).

Revenue Recognition

Revenue includes sponsorship and media sales. The Company recognizes revenue from product sales in accordance with Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition in Financial Statement” which is at the time customers are invoiced at shipping point, provided title and risk of loss has passed to the customer, evidence of an arrangement exists, fees are contractually fixed or determinable, collection is reasonably assured through historical collection results and regular credit evaluations, and there are no uncertainties regarding customer acceptance.

Impairment of Intangible Assets

We operate in an industry that is rapidly evolving and extremely competitive. It is reasonably possible that our accounting estimates with respect to the useful life and ultimate recoverability of our carrying basis of intangible assets could change in the near term and that the effect of such changes on the financial statements could be material. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, we complete a test for impairment of certain other intangible assets annually and whenever events or circumstances indicate a potential impairment.

Stock Based Transactions

We have concluded various transactions where we paid the consideration in shares of our common stock and/or warrants or options to purchase shares of our common stock. These transactions include:

-
Acquiring the services of various professionals who provided us with a range of corporate consultancy services, including developing business and financial models, financial advisory services, strategic planning, development of business plans, investor presentations and advice and assistance with investment funding;

-	Retaining the services of our Advisory Board to promote the business of the Company;

-	Settlement of our indebtedness; and

-	Providing incentives to attract, retain and motivate employees who are important to our success.

When our stock is used, the transactions are valued using the price of the shares on the date they are issued or if the value of the asset or service being acquired is available and is believed to fairly represent its market value, the transaction is valued using the value of the asset or service being provided.

When options or warrants to purchase our stock are used in transactions with third parties or our employees, the transaction is valued using the Black-Scholes valuation method. The Black-Scholes valuation method is widely used and accepted as providing the fair market value of an option or warrant to purchase stock at a fixed price for a specified period of time. Black-Scholes uses five (5) variables to establish market value of stock options or warrants:

- strike price (the price to be paid for a share of our stock);

- price of our stock on the day options or warrants are granted;

- number of days that the options or warrants can be exercised before they expire;

- trading volatility of our stock; and

- annual interest rate on the day the option or warrant is granted.

The determination of expected volatility requires management to make an estimate and the actual volatility may vary significantly from that estimate. Accordingly, the determination of the resulting expense is based on a management estimate.

Recent Accounting Pronouncements

Determination of the Useful Life of Intangible Assets

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position on Financial Accounting Standard (“FSP FAS”) No. 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles.    The Company is currently evaluating the potential impact of FSP FAS No. 142-3 on its consolidated financial statements.

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”, (SFAS 161). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS No. 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company’s consolidated financial statements.

Delay in Effective Date

In February 2008, the FASB issued FSP FAS No. 157-2, “Effective Date of FASB Statement No. 157”. This FSP delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

Business Combinations

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations” (SFAS 141(R)). This Statement replaces the original SFAS No. 141. This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The objective of SFAS No. 141(R) is to improve the relevance, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS No. 141(R) establishes principles and requirements for how the acquirer:

a.	Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.

b.	Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.

c.	Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. The Company is unable at this time to determine the effect that its adoption of SFAS No. 141(R) will have on its consolidated results of operations and financial condition.

Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (SFAS No. 160). This Statement amends the original Accounting Review Board (ARB) No. 51 “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and may not be applied before that date. The Company is unable at this time to determine the effect that its adoption of SFAS No. 160 will have on its consolidated results of operations and financial condition.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of SFAS No. 115” (SFAS No. 159), which becomes effective for the Company on February 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The Company does not anticipate that the election, of this fair-value option will have a material effect on its consolidated financial condition, results of operations, cash flows or disclosures.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS No. 157). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 addresses the requests from investors for expanded disclosure about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Company in the first quarter of fiscal year 2008. The Company is unable at this time to determine the effect that its adoption of SFAS No. 157 will have on its consolidated results of operations and financial condition.

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" (SFAS No. 154), which replaces Accounting Principles Board (APB) Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28”. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections, and it establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 in the first quarter of fiscal year 2007 and does not expect it to have a material impact on its consolidated results of operations and financial condition.

Report of Independent Registered Public Accounting Firm

We have audited the accompanying balance sheet of Sportsquest, Inc. as of October 31, 2007 and the related statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of The Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sportsquest, Inc. at October 31, 2007 and the results of its operations and its cash flows for the year then ended in conformity with U.S. Generally Accepted Accounting Principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Gately & Associates, L.L.C.
Winter Park, FL
August 8, 2008

ITEM 7. FINANCIAL STATEMENTS

SPORTSQUEST, INC.
BALANCE SHEET
As of October 31, 2007 and October 31, 2006

ASSETS

	10/31/2007	10/31/2006
CURRENT ASSETS

Cash	$178,069	$215

Total Current Assets	178,069	215

OTHER CURRENT ASSETS

Deferred Tax Asset	189,534	-
Investment in Subsidiary	650,000	-
Preferred Stock in Investment	3,903,750	-
Due From Related Party	37,140	-
Inventory - Media	10,000,000	-
Prepaid Packages	84,693	-

Total Other Current Assets	14,865,117	-

FIXED ASSETS

Furniture & Equipment	10,500
Accum deprec - Furn & Equip	(750)

Total Fixed Assets	9,750	-

OTHER ASSETS

Goodwill	487,700	-

Total Other Assets	487,700	-

TOTAL ASSETS	$15,540,636	$215

The accompanying notes are an integral part of these financial statements.

SPORTSQUEST, INC.
BALANCE SHEET
As of October 31, 2007 and October 31, 2006

LIABILITIES AND STOCKHOLDERS' EQUITY

	10/31/2007	10/31/2006
CURRENT LIABILITIES

Accounts payable	$104,239	$574
Payroll Liabilities	1,857	-
Compensation payable	78,672	-
Due to affiliate	-	355,430
Notes payable	4,053,750	-

Total Current Liabilities	4,238,518	356,004

LONG-TERM LIABILITIES

Note Payable	3,300,000	-
Bond Payable	662,860	-

Total Long Term Liabilities	3,962,860	-

TOTAL LIABILITIES	8,201,378	356,004

STOCKHOLDERS' EQUITY

Preferred Stock, $.0001 par value: 1,200,000 shares authorized; none issued	-	-
Common Stock, $.0001 par value Authorized: 98,800,000 Issued: 11,897,594 and 2,427,922, respectively	1,190	243
Additional paid in capital	8,784,245	425,146
Accumulated deficit	(1,446,177)	(781,178)

Total Stockholders' Equity	7,339,258	(355,789)

TOTAL LIABILITIES AND EQUITY	$15,540,636	$215

The accompanying notes are an integral part of these financial statements.

SPORTSQUEST, INC.
STATEMENT OF OPERATIONS
For the twelve months ending October 31, 2007 and 2006

	TWELVE	TWELVE
	MONTHS	MONTHS
	10/31/2007	10/31/2006

REVENUE	$28,183	$68,802

COST OF SERVICES	-	-

GROSS PROFIT	28,183	68,802

GENERAL AND ADMINISTRATIVE EXPENSES	401,508	8,416

OPERATING LOSS	(373,325)	60,386

INTEREST EXPENSE	(496,193)	-

GAIN ON SALE OF SUBSIDIARY	14,985	-

INCOME/(LOSS) BEFORE INCOME TAXES	(854,533)	60,386

PROVISION FOR INCOME TAXES
Federal	(189,534)	7,500
State	-	2,484

NET INCOME/(LOSS)	$(664,999)	$50,402

Earnings (loss) per share, basic	$(0.16)	$0.02

Weighted average number of common shares	4,219,177	2,427,922

The accompanying notes are an integral part of these financial statements.

SPORTSQUEST, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
As of December 31, 2007

			ADDITIONAL
	COMMON	PAR	PAID IN	ACCUM	TOTAL
	STOCK	VALUE	CAPITAL	DEFICIT	EQUITY

Balance, October 31, 2005	2,427,922	$243	$425,146	$(831,580)	$(406,191)

Net income (loss)				50,402	50,402

Balance, October 31, 2006	2,427,922	$243	$425,146	$(781,178)	$(355,789)

Other changes for the six months ended April 30, 2007	(150,000)	(15)	(14,985)		(15,000)

Capital Contribution on August 16, 2007	-	-	500,000		500,000

In-Kind Contribution	-	-	1,013		1,013

Common stock issued for debt release on August 16, 2007	6,800,000	680	339,320		340,000

Capital Contribution on August 16, 2007			6,700,000		6,700,000

Common stock issued for assets August 21, 2007 at $0.0001	2,000,000	200	-		200

Capital Contribution on September 13, 2007	-	-	500		500

Capital Contribution on September 21, 2007	-	-	333,333		333,333

Common stock issued for assets September 25, 2007 at $0.0001	819,672	82	499,918		500,000

Net income (loss)				(664,999)	(664,999)

Balance, October 31, 2007	11,897,594	$1,190	$8,784,245	$(1,446,177)	$7,339,258

The accompanying notes are an integral part of these financial statements.

SPORTSQUEST, INC.
STATEMENTS OF CASH FLOWS
For the twelve months ending October 31, 2007 and 2006

	TWELVE	TWELVE
	MONTHS	MONTHS
	10/31/2007	10/31/2006
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(664,999)	$50,402

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Adjustments for charges not requiring outlay of cash:
In-kind Contribution	1,013	-
Non-cash interest on beneficial bond conversion	333,333
Non-cash office exp from stock acquisition	2,000
Non-cash bond issuance exp	5,000
Provision for income taxes	(189,534)	7500
Write-off of Deposit	-	650
Depreciation	750	-
Gain on Sale of Subsidiary	(15,000)
(Increase)/Decrease in prepaid expenses	(84,693)
Increase/(Decrease) in amount due to affiliate	(15,430)	(59,307)
Increase (Decrease) in accounts payable	104,239	-
Increase (Decrease) in accrued expenses	1,283	574
Increase (Decrease) in accrued interest	162,860	-
Increase (Decrease) in compensation payable	78,672	-

Total adjustments to net income	384,493	(50,583)

Net cash provided by (used in) operating activities	(280,506)	(181)

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-

Net cash flows provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Cash Received from Affiliate	-	300
Cash (Paid) to Affiliate	(37,140)	-
Contribution of Capital	500
Cash Received on bond payable	495,000	-

Net cash provided by (used in) financing activities	458,360	300

CASH RECONCILIATION

Net increase (decrease) in cash and cash equivalents	177,854	119
Cash and cash equivalents - beginning balance	215	96

CASH AND CASH EQUIVALENTS BALANCE END OF PERIOD	$178,069	$215

The accompanying notes are an integral part of these financial statements.

SPORTSQUEST, INC.
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2007

NOTE 1	ORGANIZATION

We were incorporated in the state of Delaware on April 3, 1986 under the name Bay Head Ventures, Inc. We changed our name to Air Brook Airport Express, Inc. on December 8, 1988. On August 20, 2007, we changed our name to SportsQuest, Inc. The Company was formed primarily to investigate potential merger candidates, asset purchases and other possible business acquisitions.

BUSINESS

The Company continues to seek business acquisitions, but its primary activities are to create, develop, own and manage high end sports events and their operating entities, as well as executing a growth strategy involving acquisitions of diverse and effective sports marketing platforms.

NOTE 2	GOING CONCERN UNCERTAINTY

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had a material working capital deficiency and an accumulated deficit at October 31, 2007. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation with its affiliate.

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

b.	Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash equivalents and current liabilities, approximate their fair values at October 31, 2007.

c.	Earnings Per Share

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

SPORTSQUEST, INC.
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2007

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

f.	Advertising Costs

The Company expenses advertising costs when the advertisement occurs. There were no expenditures for advertising during the years ended October 31, 2007 or 2006.

g.	Recognition of Revenue

Revenue reported to date is realized from commissions on sales at the Satellite Terminals and is recognized on the accrual basis. Recognition occurs daily, upon receipt of daily reports of sales of the Satellite Terminals.

h.	Recent Accounting Pronouncements

SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

SPORTSQUEST, INC.
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2007

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised), Business Combinations (“SFAS 141R”). This statement provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any non-controlling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. The statement also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS 141R is effective for business combinations occurring in fiscal years beginning after December 15, 2008. Early adoption of this statement is not permitted.

NOTE 4	PROPERTY AND EQUIPMENT

Property and equipment at October 31, 2007 were as follows:

Furniture & Equipment	$10,500
Less accumulated depreciation	(750)

$9,750

During the year ended October 31, 2007and 2006, the Company recorded depreciation expense of $750 and $0 respectively.

Pursuant to two 1991 agreements, Abex transferred all of its transportation equipment and the operating activities of a ground transportation facility in Ridgewood, New Jersey to its affiliate, Air Limo. Air Limo in return has agreed to pay Abex a fee equal to ten (10%) percent of gross collections from such facility.

NOTE 5	RELATED PARTY TRANSACTIONS

On May 1, 1993, Abex entered into an agreement with Air Limo concerning a second Satellite Terminal operated by Air Limo in the Borough of Montvale. Pursuant to this agreement, Air Limo bears all costs of operating the facility and pays Abex three percent (3%) of the gross receipts generated by the facility.

SPORTSQUEST, INC.
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2007

Air Limo has stated its intention to advance funds on behalf of the Company and its subsidiary as long as Air Limo deems this necessary and as long as Air Limo is financially able to do so. Such advances are due on demand and Air Limo may terminate this arrangement at any time.

In March 2007, Air Brook Limousine notified us that it had experienced extraordinary increases in the cost of performing the agreements and advised us of its intent to cancel the contracts. As part of a settlement of issues, we entered into an Agreement and Plan of Reorganization dated March 8, 2007, pursuant to which, among other things, we agreed that A.B. Park & Fly would be merged with and into a wholly-owned subsidiary of Air Brook Limousine, wherein the separate existence of A.B. Park & Fly would cease. In consideration for the preceding, Air Brook Limousine agreed to deliver to us 150,000 shares of our common stock, which we canceled as outstanding shares. This merger was completed on March 15, 2007.

On August 16, 2007, Lextra Management Group, Inc., an event management company, acquired 51.16% of our issued and outstanding common stock pursuant to an Agreement dated June 26, 2007 by and among Lextra, our company and certain of our principal stockholders. Pursuant to the terms of this agreement, at the closing, Lextra acquired (a) 1,165,397 shares representing 51.16% of the issued and outstanding shares of our common stock from the selling stockholders for an aggregate purchase price of $116,500 and (b) an outstanding accounts receivable due to Air Brook Limousine by us in the amount of $340,000.  At the closing, Air Brook Limousine cancelled the agreement dated August 10, 1993 under which Air Brook Limousine stipulated that it would fund our operations for as long as Air Brook Limousine deemed necessary and as long as it was financially able.

Per footnote No. 10 “Subsequent Events” the Company has chosen to account for the acquisition of its wholly owned subsidiary, ZCE, Inc., as an unconsolidated investment in the subsidiary as the Exchange Agreement and Bring Down and Amendment agreement is in question and may be settled or rescinded once the Company determines which course of action is in the best interest of the Company and its shareholders.

In-Kind Contribution of Rent

During the year ended October 31, 2007, the Company recorded $1,013 as in-kind contribution of rent paid by its affiliate.

NOTE 6	DUE TO AFFILIATE

On August 16, 2007, 6,800,000 shares were issued for a value of $340,000 in exchange for release from debt to the Company’s affiliate.

As of October 31, 2007, there was a balance due to Zaring Cioffi Entertainment of $150,000. Pursuant to the Bring Down and Amendment, the Company would service the debt of ZCE on a monthly basis until the registration statement was declared effective by the SEC and the Company had received its third tranche of funding in the amount of $500,000 under the callable notes dated August 17, 2007. In addition, the Company has the right of offset for the sum of $20,000 already advanced to ZCE on August 30, 2007, before the closing.

NOTE 7	NOTES PAYABLE

•
On August 16, 2007, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”), by and among the Company and AJW Partners, LLC, AJW Master Fund, Ltd. and New Millennium Capital Partners II, LLC (collectively, the “Air Brook Investors”). The transactions contemplated by the Purchase Agreement will result in a funding of a total of $1,500,000 into the Company.

SPORTSQUEST, INC.
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2007

The Purchase Agreement provided for the sale by the Company to the SportsQuest Investors of callable secured convertible notes with an aggregate face amount of $1,500,000, plus interest (the “Facility Notes”). The Air Brook Investors purchased from the Company at closing Facility Notes with an aggregate face amount of $500,000 and are required to purchase additional Facility Notes with an aggregate face amount of $500,000 from the Company upon each of (i) the filing of the registration statement required by the Registration Rights Agreement and (iii) the declaration of effectiveness of such registration statement by the Securities and Exchange Commission. The Facility Notes accrue interest at a rate of 8% per year, require quarterly interest payments in certain circumstances related to the market price of the Company’s common stock, and are due and payable on August 16, 2010 (the “Maturity Date”). The Company is not required to make any principal payments until the Maturity Date, but it has the option to prepay the amounts due under the Facility Notes in whole or in part at any time, subject to the payment of varying prepayment penalties depending on the time of such prepayment, as set forth in the Facility Notes. The Facility Notes are convertible into common stock of the Company at a discount to the then current fair market value of the Company’s common stock, as set forth in the Facility Notes.

In addition, the Purchase Agreement provided for the issuance by the Company to the SportsQuest Investors of warrants to purchase 10,000,000 shares of the Company’s common stock (the “Warrants”). Each Warrant permits its holder to acquire shares of the Company’s common stock at an exercise price of $0.25 per share at any time through August 16, 2014.

The Company allocated the proceeds received between the Facility Notes issued and the warrant based on the relative fair values at the time of issuance in accordance with APB Opinion 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. The Company then further allocated the proceeds received to the beneficial conversion feature in accordance with EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and the guidance in EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments. The fair value of the warrant was estimated on the date of issuance using the Black-Scholes valuation model and the assumptions described in the table below:

Fair value of underlying stock at date of issuance	$0.51
Exercise price	$0.25
Expected life	7 years
Expected dividend yield	0%
Risk-free interest rate	4.39%
Volatility	62.08%

As of a result of the above allocations, the Company recorded discounts of $833,333 related to the $1,000,000 worth of Facility Notes issued during 2007. These discounts have been reflected as additional paid in capital in the accompany statement of stockholders’ equity. During 2007, the Company recorded approximately $496,193 of interest expense related to the amortization of the discounts.

As a condition to entering into the Purchase Agreement, the Company and the SportsQuest Investors entered into a Registration Rights Agreement, dated as of August 16, 2007. As set forth in the Registration Rights Agreement, the Company has agreed to file a registration statement with the Securities and Exchange Commission, within 30 days, to cover the resale by the SportsQuest Investors of the shares of the Company’s common stock into which the Facility Notes are convertible. The Company has further agreed to use its best efforts to have such registration statement declared effective and to keep such registration statement effective until the earlier of (i) the date on which all of the securities covered by the registration statement have been sold and (ii) the date on which such securities may be immediately sold to the public without registration or restriction. The Company has also granted piggyback registration rights to the SportsQuest Investors, to the extent that it files a registration statement for its own account, for the same period.

SPORTSQUEST, INC.
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2007

•
On August 16, 2007, the Company loaned $500,000 to Lextra Management Group, Inc. (“Lextra”), as set forth in a callable secured note (the “Lextra Note”) containing terms substantially similar to the Facility Notes. The Lextra Note, however, does not contain any provision for the outstanding amount due under it to be converted into Lextra’s stock. This note was satisfied during the period through the Asset Purchase Agreement referred to in note 9.

•
On August 17, 2007, the Company entered into a Stock Issuance, Assumption and Release Agreement (the “Assumption Agreement”), by and among the Company and Greens Worldwide Incorporated (“Greens Worldwide”) and AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC (collectively, the “Greens Worldwide Investors”). The transactions contemplated by the Assumption Agreement include the following:

•	The issuance by Greens Worldwide of 390,000 shares of its Series A Convertible Preferred Stock, par value $10.00 per share (the “Series A Preferred Stock”), to the Company; and

•
The assumption by the Company of 50% of Greens Worldwide’s indebtedness to the Greens Worldwide Investors under a Securities Purchase Agreement, dated as of March 22, 2007, by and among Greens Worldwide and the Greens Worldwide Investors (the “Greens Worldwide Agreement”).

Under the terms of the Assumption Agreement, the Greens Worldwide Investors will release Greens Worldwide from its obligations under the notes described above. In consideration for such release, the Company will issue to the SportsQuest Investors (who are the successors to the Greens Worldwide Investors) callable secured convertible notes with an aggregate face amount of $3,903,750, including interest (collectively, the “Assumption Notes”), and Greens Worldwide will issue to the SportsQuest Investors callable secured convertible notes with an aggregate face amount of $3,903,750, including interest. The Assumption Notes have the same terms and conditions as the notes described above, except that the Assumption Notes are convertible into the Company’s common stock.

The Company has elected to account for the investment at cost since Greens Worldwide does not have common shares for the Company to convert its preferred and it is unlikely that Greens Worldwide will have common shares in the short term. In the event that Greens Worldwide has sufficient common shares available for conversion, and the Company was to exercise its conversion rights, the Company would not own more than 50% of the voting common shares of Greens Worldwide.

•
On September 25, 2007, the Company entered into an Exchange Agreement that stipulated that the Company shall pay ZCE the sum of $150,000 in cash at the closing (the “Closing Cash Payment”). Under the Bring Down and Amendment, the parties acknowledged that the Closing Cash Payment was intended to be used to pay off certain debts of the Company (the Debt”). Pursuant to the Bring Down and Amendment, the parties agreed that the Closing Cash Payment would be paid to ZCE at closing. Instead, the Company assumed the debt at closing and agreed to service the Debt according to the then current monthly schedule and pursuant to the terms of the Bring Down and Amendment. The Company agreed in the Bring Down and Amendment to pay off the Debt in full on the closing of the sale of callable secured convertible notes in the aggregate principal amount of $500,000 to AJW Master Fund, Ltd., AJW Partners, LLC (collectively, “NIR”) pursuant to the Securities Purchase Agreement, dated August 16, 2007, among the Company and NIR, which closing shall occur within five business days after the declaration of the effectiveness of the Form SB-2 registration Statement filed by the Company with the Securities and Exchange Commission on September 14, 2007.

SPORTSQUEST, INC.
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2007

NOTE 8	SHAREHOLDERS’ EQUITY

Common and Preferred Stock:

Common stock includes 98,800,000 shares authorized at a par value of $0.0001, of which 11,897,594 are outstanding.

Preferred stock includes 1,200,000 shares authorized at a par value of $0.0001, of which none are issued or outstanding.

For the periods ending October 31, 2007 and 2006, the Company had issued common shares of 11,897,594 and 2,427,922 respectively.

During the year ended October 31, 2006, no new shares were issued.

During the year ended October 31, 2007, the Company issued the following:

In March of 2007, the Company sold a subsidiary for 150,000 shares of its own stock that had been held by the Buyer.

On August 16, 2007, 6,800,000 shares were issued for a value of $340,000 in exchange for release from debt to the Company’s affiliate.

On August 21, 2007, the Company issued 2,000,000 shares at $0.0001 as part of an Asset Purchase Agreement.

On September 25, 2007, the Company issued 819,672 shares at $0.0001 as part of an Acquisition Agreement.

NOTE 9	ACQUISITIONS

Lextra Management Group, Inc.

On August 21, 2007, the Company entered into an Asset Purchase Agreement with Lextra Management Group, Inc. (“Seller”). The Company issued 2,000,000 shares of restricted common stock par value $.0001 plus forgiveness and discharge of a $500,000 promissory due to the Company from the Seller dated August 16, 2007. The Seller assigned, granted, transferred, and conveyed all of the right, title, and interest of the Seller in and to all of the assets of Seller used exclusively in the business (collectively, the “Purchased Assets”) free and clear of any and all liens, claims, charges, security interests, and encumbrances as the same that existed on the closing date, August 21, 2007, as follows:

SPORTSQUEST, INC.
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2007

A.
All intellectual property, trade name, trade secrets, trademarks, personnel contracts, web site, strategic partnerships, sponsors, publications, operating model, manuals, and all other confidential information relating to the business; and

B.	All current, past and future clients.
C.	All assets of the Seller.
D.	Media Contract/Sponsorship contract with Media4Equity, Inc. in the amount $10 million dollars, by and between the Seller.
E.	Assignment of a private equity funding commitment in the amount of $50 million.

The Company shall not assume or be or become liable for any liability or obligation of Seller, whether known, unknown, absolute, contingent, or otherwise.

In connection with the Agreement, there was an amount allocated to goodwill. This amount was related to commissions receivable on sports event packages and venture and media rights transferred from Lextra. The Company’s management feels that there will be future cash inflows in excess of the amount of goodwill and therefore no impairment on the asset was booked.

ZCE, INC.

On September 25, 2007, the Company completed an Exchange Agreement entered into on August 20, 2007 with Zaring-Cioffi Entertainment, LLC, a California limited liability company (“Zaring-Cioffi”), ZCE, Inc., a California corporation (“ZCE”), and Q-C Entertainment, LLC, a Washington limited liability company (“Q-C”). Pursuant to a Bring Down Agreement and Amendment (the “Bring Down and Amendment”), dated September 25, 2007, among the Company, Zaring/Cioffi Entertainment, Inc., Zce, David Quin (“Quin”) and Jeff Merriman Cohen (“Cohen”), Quin and Cohen, the sole members of Q-C, assumed the rights, obligations and liabilities of Q-C under the Exchange Agreement, as amended by the Bring Down and Amendment. Under the terms of the Exchange Agreement, as amended by the Bring Down and Amendment, the Company purchased 100% of the issued and outstanding shares of Zaring-Cioffi from its shareholders, ZCE, Quin and Cohen, in exchange for the issuance of 409,836 shares of restricted common stock of the Company to ZCE and 409,836 shares of restricted common stock of the Company to Cohen and Quin, which stock in the aggregate was valued at $500,000. In addition, the Company issued warrents (the “Warrants”) to purchase an aggregate 400,000 shares of restricted common stock of the Company to the shareholders of Zaring-Cioffi according to the following Schedule:

50,000 shares to each of ZCE and Quin Cohen at a strike price of $0.50 per share expiring December 31, 2007; 50,000 shares to each ZCE and Quin and Cohen at a strike price of $1.00 per share expiring December 31, 2008; and 100,000 shares to each of ZCE and Quin and Cohen at a strike price of $1.50 per share expiring December 31, 2009.

Furthermore, Quin and Cohen received, at no cost, a Bronze Level sponsorship position (or its equivalent) at all Zaring-Cioffi events through 2009.

Under the Bring Down and Amendment, the Company, Zaring-Cioffi, ZCE, Cohen and Quin also made the representations and warranties set forth in the Exchange Agreement as of closing and agreed that the representations and warranties would not survive the closing.

NOTE 10	INCOME TAXES

The Company has experienced significant net operating losses in previous years and for the period ending October 31, 2007. As a result, no Federal income taxes have been incurred during the years ended October 31, 2007 or 2006. There were no remaining available net operating losses at October 31, 2006. The balance of the realization allowance was reduced by $10,500 during the 2006 year because of expiring net operating losses.

SPORTSQUEST, INC.
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2007

The Company has a net loss carry-forward of $1,263,561 as of October 31, 2007. These amounts can be carried forward to be used to offset future income for tax purposes for a period of 20 years for each year’s loss.

The federal income tax payable that was accrued for the period ended October 31, 2007 was offset by the Company’s net operating loss carry-forward therefore the provisions for income tax in the income statements is $0. The federal income tax payable that was accrued for the period ended October 31, 2006 was $7,500, and was paid in 2007.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of October 31, 2007 are as follows:

Deferred tax assets:
Federal net operating loss	$189,534

Total deferred tax assets	189,534
Less valuation allowance	(0)

$189,534

The reconciliation of the effective income tax rate to the federal statutory rate for the years ended October 31, 2007 and 2006 is as follows:

	2007	2006
Federal income tax rate	(15.0)%	(15.0)%
Effective income tax rate	15.0%	15.0%

NOTE 11	SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

Revenue recognition produces a reduction of the obligation to Air Limo. In addition, most Company expenses are paid by Air Limo and the obligation is increased. These transactions resulted in a net reduction of the obligation to Air Limo during the year ended October 31, 2006 to $59,007. During the year ended October 31, 2007, the Company’s agreement with Air Brook Limousine was cancelled and the obligation was reduced to zero.

There was no cash paid for interest during these years. $2,484 was paid for state income taxes during the year ended October 31, 2006.

NOTE 12	CONSOLIDATION OF SUBSIDIARY

Per footnote No. 4 “Related Party Transactions” as part of a settlement of issues, the Company entered into an Agreement and Plan of Reorganization dated March 8, 2007, pursuant to which, among other things, the Company agreed that A.B. Park & Fly would be merged with and into a wholly-owned subsidiary of Air Brook Limousine, wherein the separate existence of A.B. Park & Fly would cease. In consideration for the proceeding, Air Brook Limousine agreed to deliver to us 150,000 shares of the Company’s common stock, which the Company cancelled as outstanding shares. The merger was completed March 15, 2007 and therefore the Company does not account for Air Brook Limousine as a subsidiary for the year ending October 31, 2007.

SPORTSQUEST, INC.
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2007

NOTE 13	SUBSEQUENT EVENTS

•
Subsequent from the completion of the Exchange Agreement and Bring Down and Amendment agreement with Zaring-Cioffi Entertainment, LLC, a California limited liability company (“Zaring-Cioffi”), ZCE, Inc., a California corporation (“ZCE”), and Q-C Entertainment, LLC, a Washington limited liability company (“Q-C”), the Company uncovered discrepancies in the representations of certain ZCE principals and management and the operations of ZCE. The Company is currently involved in assessing these discrepancies and determining the best course of action. As a result, the management of ZCE has been terminated for cause.

On April 3, 2008, the Company filed a lawsuit against ZC Entertainment and John Zaring for $20,000 in the Circuit Court of Chesapeake Virginia in connection with a promissory note. This suit by the Company is related to an advance made by the Company prior to the closing. The Company made demand on ZCE and the guarantor, John Zaring, but the promissory note was not paid in accordance with its terms.

•
On November 5, 2007, SportsQuest, Inc. (the “Company”) entered into an Agreement for the Exchange of Common Stock (the “Exchange Agreement”) with Javaco, Inc., an Ohio corporation (“Javaco”), and Judith Vazquez, the sole shareholder of Javaco (the “Shareholder”). Javaco is an industrial supplier to the cable television industry. The closing is subject to the conversion of Javaco, an S corporation, to a C corporation and completion of due diligence by the Company. Under the terms of the Exchange Agreement, the Company has agreed to purchase 100% of the issued and outstanding shares of Javaco in exchange for that number of shares of common stock of the Company to be issued to the Shareholder with a total value of $1,000,000, with the number of shares computed by dividing the average closing price of the common stock of the Company for the five days prior to closing into the sum of $1,000,000. In addition, the Company shall issue warrants to the Shareholder to purchase common stock of the Company according to the following schedule: 100,000 shares at a strike price of $0.50 per share expiring December 31, 2007, 100,000 shares at a strike price of $1.00 per share expiring December 31, 2008, and 200,000 shares at a strike price of $1.50 per share expiring December 31, 2009. The Company is also obligated to pay a broker a three percent commission on the closing of this transaction, payable in that number of shares of common stock of the Company with a total value of $30,000, with the number of shares determined as provided above. The closing is expected to occur on or about June 14, 2008, after the completion of an audit of the books and records of Javaco.

•
On December 15, 2007, U.S. Pro Golf Tour, Inc. (“USPGT”), a wholly-owned subsidiary of Greens Worldwide Incorporated (“GRWW”), and SportsQuest, Inc. (the “Company”) executed a three-year presenting title sponsorship agreement (the “Agreement”). Under the Agreement, the Company has agreed to issue $500,000 of its restricted common stock to GRWW and to underwrite all purses and expenses for “official” USPGT events through 2010, subject to certain performance conditions and registration rights. The Company will rely on Section 4(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder, for the exemption from registration for the sale of such shares. The Company withdrew its sponsorship as a result of the events being scheduled for launch in 2009, in lieu of 2008. The Company will revisit the title sponsorship opportunity as soon as plans are made clearer as to the USPGT events and schedule for 2009.

•
Effective January 1, 2008, the Company entered into a consulting agreement with Rick Altmann, one of the Company’s directors. The agreement is for a term of five years. As compensation for services, he will receive a monthly fee of $6000, payable on the first and 15th of each month for 2008, $7000 per month for 2009, and $8000 per month for 2010 and thereafter. The Company may pay up to a mutually agreeable amount of fees in common stock of the Company. The Consultant is responsible for all expenses that may be incurred in performing the consulting services, including, but not limited to, travel, third party expenses, and copying and mailing expenses unless otherwise pre-approved by the Company. Mr. Altmann also received 500,00 shares of Common stock as compensation for serving as a Director.

SPORTSQUEST, INC.
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2007

•
On January 8, 2008, the Company executed an Executive Employment Agreement with its President and Chief Executive Officer for a term of five years. The agreement provides for an annual base salary of $240,000, payable in accordance with the Company’s generally applicable payroll practices and policies, but not less frequently than twice per month in arrears. Annual base salary will increase 10% per year automatically.

The Executive is also eligible to receive a bonus from the Company, and to participate in any of the Company’s bonus plan(s) that may be adopted for the benefit of executives of the Company. The award of any discretionary bonus under this section shall be determined by the Board of Directors of the Company.

The Executive is also entitled to receive such stock options as may be granted to other executives of the Company as adopted by the Board of Directors. As a signing bonus, the Company agreed to issue 100,000 shares of Series A Convertible Preferred shares, convertible at the rate of one share of preferred for each 500 shares of common stock of the Company, with voting rights as if converted.

The Executive has been serving the Company since August 17, 2007 through January 7, 2008. The Company has accrued the sum of $150,000 for the period and agrees to pay the accrued amount upon receiving funding in an amount sufficient to pay the accrual.

The Executive and Executive’s dependants are eligible for medical health insurance and Executive will receive five weeks of paid vacation after one year of service, seven sick days, six personal days, and six major holidays per year as well as any other benefits that are available generally to other executives of the Company.

The Company shall pay or reimburse Executive for all reasonable expenses incurred or paid by the Executive in the performance of Executive’s duties.

•
On February 26, 2008, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”), by and among the Company (“Parent”), and SportsQuest Management Group, Inc. (the “Subsidiary”). The Parent and Subsidiary are collectively referred to as the “Company” and the secured party’s signatory and their respective endorsees, transferees and assigns are collectively the “Secured Party”. The transactions contemplated by the Purchase Agreement will result in a funding of a total of $250,000 into the Company.

The Purchase Agreement provided that the Parent shall issue to the Secured Party certain of Parent’s 8% Callable Secured Convertible Notes, due three years from the date of issue, which are convertible into shares of the Company’s Common Stock, par value $0.0001 per share and the Parent shall issue the Secured Party certain Common Stock purchase warrants.

AJW Master Fund or its registered assigns, is entitled to purchase from the Company 2,000,000 fully paid and non-assessable shares of the Company’s Common Stock, par value $0.0001 per share, at an exercise price per share equal to $0.003.

SPORTSQUEST, INC.
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2007

AJW Partners, LLC or its registered assigns, is entitled to purchase from the Company 2,000,000 fully paid and non-assessable shares of the Company’s Common Stock, par value $0.0001 per share, at an exercise price per share equal to $0.003.

New Millennium Capital Partners II, LLC or its registered assigns, is entitled to purchase from the Company 6,000,000 fully paid and non-assessable shares of the Company’s Common Stock, par value $0.0001 per share, at an exercise price per share equal to $0.003.

•
On May 15, 2008, Domar Exotic Furnishings, Inc. (OTCBB DMXF) acquired 100,000 Preferred shares held by our President and CEO, in exchange for 6.5 million of DMXF common shares. This transaction represented a change in control of the Company, however effective control of the Company is unchanged due to a beneficial interest in the Company via Domar.

•
On July 10, 2008, the Board of Directors approved an Assignment Agreement between the Company and Domark International, Inc. transferring all rights of a definitive purchase agreement by and between the Company and Javaco, Inc to Domark International.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

By letter dated September 6, 2007, Robert G. Jeffrey, C.P.A., our former auditor and accountant, resigned, effective August 16, 2007. The report of Jeffrey on our financial statements for the years ended October 31, 2006 and 2005 did not contain an adverse opinion or disclaimer of opinion and was not modified as to uncertainty, audit scope or accounting principles. The decision to change accountants was not recommended or approved by our board of directors or audit committee of the board of directors. During the 2005 and 2006 fiscal years and the interim period from November 1, 2006 through August 16, 2007, there were no disagreements with Jeffrey, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to Jeffrey’s satisfaction, would have caused him to make reference to the subject matter of the disagreement in connection with his audit report.

During the same period, there were no other events required to be described under federal securities laws.

On September 7, 2007, we engaged Raiche Ende Malter & Co. LLP as our independent registered public accounting firm for our fiscal year ended October 31, 2007. The decision to engage Raiche Ende Malter & Co. as our independent registered public accounting firm was approved by our board of directors. Raiche Ende Malter & Co. LLP did not review any filings nor prepare any financial statements upon which we rely.

On December 13, 2007, we engaged Gately and Associates as our independent registered public accounting firm for our fiscal year ended October 31, 2007. The decision to engage Gately and Associates as our independent registered public accounting firm was approved by our board of directors

We have not consulted with the Raiche Ende Malter & Co. during either of the years ended October 31, 2006 and 2005 or the interim period from November 1, 2006 to September 7, 2007, regarding either the application of accounting principles to a specified transaction, either completed or contemplated, or the type of audit opinion that might be rendered on our financial statements, or any other matter or event required to be described under federal securities laws.

We have not consulted with the Gately and Associates, LLC during either of the years ended October 31, 2006 and 2005 or the interim period from November 1, 2006 to September 7, 2007, regarding either the application of accounting principles to a specified transaction, either completed or contemplated, or the type of audit opinion that might be rendered on our financial statements, or any other matter or event required to be described under federal securities laws.

ITEM 8A(T). MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations. Our internal controls framework is based on the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended October 31, 2007. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended October 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(A) DIRECTORS AND EXECUTIVE OFFICERS.

Name	Age	Position
R. Thomas Kidd	61	President, Chief Executive Officer, Chief Financial Officer, Secretary, and Director
Rick Altmann	57	Director

R. Thomas Kidd has served as our President, Chief Executive Officer, Chief Financial Officer, and Secretary since August 16, 2007. In addition, Mr. Kidd has served as President and CEO of Lextra Management Group, Inc. since November 2006. Mr. Kidd has served as President and CEO of Greens Worldwide Incorporated from June 2005 through November 2006 and since August 17, 2007. Mr. Kidd currently serves as the CEO of Domark International, Inc.

Rick Altmann has served as our Director since September 14, 2007. Mr. Altmann has served as the President of American Lawnkeepers since 1996.

Directors are elected at the annual meeting of the stockholders and each director is elected to serve until his successor has been elected and qualified. Our officers are elected by the Board of Directors and hold office until their successors are elected and qualified.

Family Relationships

There are no family relationships between any two or more of our directors or executive officers. There is no arrangement or understanding between any of our directors or executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings to our knowledge between non-management shareholders that may directly or indirectly participate in or influence the management of our affairs.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer of our Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the commodities futures trading commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Board of Directors

Our Board of Directors currently consists of two directors.

Directors need not be stockholders of the Company or residents of the State of Florida. Directors are elected for an annual term and generally hold office until the next Directors have been duly elected and qualified. A vacancy on the Board may be filled by the remaining Directors even though less than a quorum remains. A Director appointed to fill a vacancy remains a Director until his successor is elected by the Stockholders at the next annual meeting of Shareholder or until a special meeting is called to elect Directors.

The executive officers of the Company are appointed by the Board of Directors.

During fiscal 2007, our Board of Directors met 2 times.

Committees

SportsQuest has two committees: the Audit Committee and the Compensation Committee. At this time, there are no members of either Committee and the Board of Directors performs the acts of the Committees. None of our current directors are deemed “independent” directors as that term is used by the national stock exchanges or have the requisite public company accounting background or expertise to be considered an “audit committee financial expert” as that term is defined under regulation S-B promulgated under the Securities Act of 1933, as amended.

It is anticipated that the principal functions of the Audit Committee will be to recommend the annual appointment of SportsQuest’s auditors, the scope of the audit and the results of their examination, to review and approve any material accounting policy changes affecting SportsQuest’s operating results and to review SportsQuest’s internal control procedures.

It is anticipated that the Compensation Committee will develop a Company-wide program covering all employees and that the goals of such program will be to attract, maintain, and motivate our employees. It is further anticipated that one of the aspects of the program will be to link an employee’s compensation to his or her performance, and that the grant of stock options or other awards related to the price of the common shares will be used in order to make an employee’s compensation consistent with shareholders’ gains. It is expected that salaries will be set competitively relative to the technology development industry and that individual experience and performance will be considered in setting salaries.

At present, executive and director compensation matters are determined by the entire board of directors.

We do not have a nominating committee. Historically our entire Board has selected nominees for election as directors. The Board believes this process has worked well thus far particularly since it has been the Board's practice to require unanimity of Board members with respect to the selection of director nominees. In determining whether to elect a director or to nominate any person for election by our stockholders, the Board assesses the appropriate size of the Board of Directors, consistent with our bylaws, and whether any vacancies on the Board are expected due to retirement or otherwise. If vacancies are anticipated, or otherwise arise, the Board will consider various potential candidates to fill each vacancy. Candidates may come to the attention of the Board through a variety of sources, including from current members of the Board, stockholders, or other persons. The Board of Directors has not yet had the occasion to, but will, consider properly submitted proposed nominations by stockholders who are not directors, officers, or employees of the Company on the same basis as candidates proposed by any other person.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company does not have any class of equity securities registered pursuant to Section 12 of the Exchange Act. Therefore, our executive officers, directors and 10% beneficial owners are not required to file initial reports of ownership and reports of changes in ownership pursuant to Section 16(a) of the Exchange Act.

Code of Ethics.

The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company’s code of ethics contains standards that are reasonably designed to deter wrongdoing and to promote:

o	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

o	Full, fair, accurate, timely, and understandable disclosure in reports and documents that the Company files with, or submits to, the Commission and in other public communications made by the company;

o	Compliance with applicable governmental laws, rules and regulations;

o	The prompt internal reporting of violations of the code to the board of directors or another appropriate person or persons; and

o	Accountability for adherence to the code.

Stockholder Communications with the Board

Stockholders who wish to communicate with the Board of Directors should send their communications to the Chairman of the Board at the address listed below. The Chairman of the Board is responsible for forwarding communications to the appropriate Board members.

SportsQuest, Inc.
1809 East Broadway #125
Oviedo, Fl. 32765

ITEM 10. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth certain compensation information for: (i) the person who served as the Chief Executive Officer of SportsQuest during the year ended October 31, 2007, regardless of the compensation level, and (ii) each of our other executive officers, serving as an executive officer at any time during 2007. The foregoing persons are collectively referred to in this Form 10-KSB as the “Named Executive Officers.” Compensation information is shown for the year ended October 31, 2007:

Name/Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Incentive Plan Option Awards ($)		Securities Underlying Options/SARs ($)	Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($)	Total ($)
R. Thomas Kidd
Chief Executive Officer/Pres and Director	2007		—	—		[1]	—		[2]	—

Chief Financial Officer

	2007		—	—		[1]	—		[2]	—
Executive Vice President

Chief Technical Officer

For the year ended October 31, 2007, none of our executive officers or directors was paid compensation exceeding $100,000.

We do not have any bonus deferred compensation or retirement plans. Such plans may be adopted by us when deemed reasonable by our Board of Directors. We do not have a compensation committee. All decisions regarding compensation are determined by our Board of Directors. There are no employment agreements between the Company and any of its officers.

Incentive Plan options granted to executive officers in 2007 for deferred salaries due to cash flow constraints.

(2)	Nonqualified deferred compensation earnings to executive officers have been accrued for 2007 as a result of missed salaries due to cash flow constraints.

Outstanding Equity Awards At Fiscal Year-End Table

None.

Option Exercises And Stock Vested Table

None.

PENSION BENEFITS TABLE

None.

Nonqualified Deferred Compensation Table

None.

All Other Compensation Table

None.

Perquisites Table

None.

There are no existing or planned option/SAR grants.

Employment Agreements

We are not a party to any employment agreements.

Options/SAR Grants in Last Fiscal Year

None.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

None.

Director Compensation

Our directors did not receive any separate compensation for serving as such during fiscal 2007.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Share Ownership of Certain Beneficial Owners
The following table sets forth certain information as of October 31, 2007, with respect to the shares of common stock beneficially owned by: (i) each director; (ii) each executive officer; (iii) all current executive officers (regardless of salary and bonus level) and directors as a group; and (iv) each person known by us to beneficially own more than 5% of our outstanding common stock. The address for each shareholder is 801 International Parkway, 5th Floor, Lake Mary, Fl. 32789. Unless otherwise indicated, the shareholders listed in the table below have sole voting and investment powers with respect to the shares indicated:

Amount and nature of Beneficial Ownership

Name and Address of Beneficial Owner	Common Shares Presently Held	Percent of Class

R. Thomas Kidd, President, CEO, Secretary and Director c/o SportsQuest, Inc. 801 International Parkway, 5th floor Lake Mary, Florida 32746	6,475,000	89.96%

Rick Altmann, Director c/o SportsQuest, Inc. 801 International Parkway, 5th floor Lake Mary, Florida 32746	500,000	0.01%

All directors and executive officers as a group (2 persons)	6,975,000	89.97%

Unless otherwise noted, the Company believes that all persons named in this table have sole voting and investment power with respect to all shares of the common stock beneficially owned by them. A person is deemed the beneficial owner of securities that may be acquired by such person within 60 days from the date indicated above on the exercise of options, warrants or convertible securities. Each beneficial owner's percentage of ownership is determined by assuming that options, warrants or convertible securities held by such person (not those held by any other person) and that are exercisable within 60 days of the date indicated above, have been exercised.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:
o	Any of our directors or officers, except as described below;

o	Any person proposed as a nominee for election as a director;

o	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

o	Any of our promoters;

o	Any relative or spouse of any of the foregoing persons who has the same house address as such person.

RELATED PARTY TRANSACTIONS

The following summarizes transactions to which we or our subsidiaries are a party in which the amount involved since January 1, 2005 exceeded the lesser of $120,000 or one percent of the average of our assets at October 31, 2005, 2006 and 2007 and in which officers, directors, nominees and/or greater than 5% beneficial owners of our common stock (or any immediate family members of the foregoing) had, or will have, a direct or indirect material interest.

We occupied our former principal executive office located in Rochelle Park, New Jersey on a month-to-month basis, free of charge, from our former president, Donald M. Petrosky, until August 16, 2007.

Pursuant to an agreement signed on February 4, 1991, A.B. Park & Fly, Inc., our then wholly-owned subsidiary, transferred all of its operating activities for its Ridgewood, New Jersey Satellite Terminal to an affiliate, Air Brook Limousine, Inc., and, on July 1, 1991, transferred its transportation equipment to Air Brook Limousine. In return, Air Brook Limousine agreed to pay our subsidiary a fee equal to 10% of gross collections of such Satellite Terminal.

On May 1, 1993, our subsidiary entered into an agreement with Air Brook Limousine whereby Air Brook Limousine opened and operated a second Satellite Terminal in the Borough of Montvale, New Jersey on behalf of our subsidiary. Pursuant to the agreement, Air Brook Limousine bore all costs of operating such Satellite Terminal and paid our subsidiary three percent of its gross receipts from such Satellite Terminal.

On August 10, 1993, Air Brook Limousine agreed to advance funds on behalf of us and our subsidiary as long as Air Brook Limousine deemed necessary and as long as it was financially able. Such advances were due on demand. Air Brook Limousine could terminate this arrangement at any time at its own discretion, which it did on August 16, 2007. As of August 16, 2007, we were obligated to Air Brook Limousine for advances in the amount of $340,000. On August 16, 2007, the acquisition by Lextra Management Group, Inc. (“Lextra”) of 51.16% of the issued and outstanding shares of Common Stock of Air Brook Airport Express, Inc. (the “Company”) pursuant to the Agreement dated June 26, 2007 by and among Lextra, the Company and certain of its principal shareholders was completed. Pursuant to the terms of the Agreement, at the closing, Lextra acquired (a) 1,165,397 shares representing 51.16% of the issued and outstanding shares of Common Stock of the Company from the selling shareholders for an aggregate purchase price of $116,500.00, and (b) an outstanding accounts receivable due to Air Brook Limousine, Inc. by the Company in the amount of $340,000.00. R. Thomas Kidd, our President, CEO and Director since August 16, 2007, is also the President, CEO and 60% owner of Lextra Management Group, Inc. On August 16, 2007, Lextra Management Group, Inc. acquired 51.16% of our issued and outstanding common stock and an outstanding accounts receivable due to Air Brook Limousine by us in the amount of $340,000.  On that same date, we issued 6,800,000 shares of our common stock to Lextra in exchange for the forgiveness of the $340,000 liability.

In November 1988, A.B. Park & Fly executed an agreement to acquire Central Transit Lines, Inc., a wholly-owned subsidiary of Air Brook Limousine, by issuance of additional shares of common stock in exchange for 100% of the issued and outstanding common shares of Central Transit Lines. The agreement provided for a transition period during which several contingencies had to be met before the acquisition became effective. The transaction was terminated in 1989. The agreement stipulated that if the acquisition were not consummated, our subsidiary would be responsible to Central Transit Lines for all reasonable costs associated with such transition period. Our subsidiary was indebted to Central Transit Lines in the amount of $231,272 at October 31, 2006 and 2005 relating to costs associated with this transaction; this amount is included in the amount due to affiliate on the balance sheet.

On August 16, 2007, we loaned $500,000 to Lextra, evidenced by a callable secured note bearing interest at a rate of 8% per year. The note requires quarterly interest payments and is due and payable on August 16, 2010. Lextra is not required to make any principal payments until the maturity date, but it has the option to prepay the amount due under the note in whole or in part at any time, subject to the payment of varying prepayment penalties depending on the time of such prepayment; provided, however, if we forgive the repayment of the note in connection with a sale of Lextra’s assets to us or otherwise, no prepayment penalty will be due.

On August 21, 2007, we acquired all of the assets of Lextra in exchange for the issuance of 2,000,000 shares of common stock to Lextra and the forgiveness of our $500,000 loan from Lextra.

At October 31, 2007, we recorded an in-kind contribution of capital for the use of office space under lease by the Company’s president.
We believe that the transactions are on terms no less favorable to us than those available in arms’ length transactions with unaffiliated third parties. Each transaction has been approved by our Board of Directors.

 ITEM 13. EXHIBITS.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of SportsQuest, Inc.(1)
3.2	By-laws of SportsQuest, Inc. (1)
31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)
31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)
32.1
Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

32.2
Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

(1) Filed as an exhibit to the Registrant’s Form SB-2 dated as of September 14, 2007 and incorporated herein by reference.

(2) Filed as an exhibit to the Registrant’s Form SB-2 dated as of September 14, 2007 and incorporated herein by reference.

(3) Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the audit fees incurred for fiscal year 2007 and 2006.

	2007	2006
Audit fees	$5,000	$5,000
Audit related fees	5,000	5,000
Tax fees
Total	$10,000	$10,000

Audit fees were for the audit of our annual financial statements, review of financial statements included in our Form 10-QSB quarterly reports, and services that are normally provided by independent auditors in connection with our other filings with the SEC. This category also includes advice on accounting matters that arose during, or as a result of, the audit or review of our interim financial statements.

As part of its duties, our Board of Directors pre-approves audit and non-audit services performed by our independent auditors in order to assure that the provision of such services does not impair the auditors’ independence. Our Board of Directors does not delegate to management its responsibilities to pre-approve services performed by our independent auditors.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPORTSQUEST, INC.

Dated: August 12, 2008	By:	/s/ R. THOMAS KIDD
R. THOMAS KIDD
Chief Executive Officer Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/: R. THOMAS KIDD Name: R. THOMAS KIDD	Director	August 12, 2008
Chief Executive Officer Chief Financial Officer and Principal Accounting Officer

/s/ RICK ALTMANN Name: RICK ALTMANN	Director	August 12, 2008