Form 10-Q
period 2008-01-31
SportsQuest, Inc.
filed 2008-08-12
CIK 803097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-143694

SPORTSQUEST, INC.
(Exact name of Registrant as specified in its charter)

Delaware	22-2742564
(State or jurisdiction of Incorporation or organization)	(IRS Employer ID Number)

1809 East Broadway, #125, Oviedo, Florida	32765
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (757) 661-9645

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value per share

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:    Yes ☒    No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☐	Small Business Issuer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 8, 2008
Common stock, $0.001 par value	12,387,594

		Page Numbers
PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	3

Item 2.	Management Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3	Quantitative and Qualitative Disclosures about Market Risk	14

Item 4.	Control and Procedures	14

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 1A	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults its Upon Senior Securities	16

Item 4.	Submission of Matters to a Vote of Security Holders	16

Item 5	Other Information	16

Item 6.	Exhibits	16

PART I FINANCIAL INFORMATION

General

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flow, and stockholders’ deficit in conformity with generally accepted accounting principles in the United States of America. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company’s annual report on Form 10-KSB for the year ended October 31, 2007. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended January 31, 2008 are not necessarily indicative of the results that can be expected for the year ended October 31, 2008.

SPORTSQUEST, INC.
BALANCE SHEET
As of January 31, 2008 and October 31, 2007

	1/31/2008	10/31/2007
ASSETS
CURRENT ASSETS

Cash	$3,649	$178,069

Total Current Assets	3,649	178,069

OTHER CURRENT ASSETS

Deferred Tax Asset	222,544	189,534
Investment in Subsidiary	650,000	650,000
Preferred Stock in Investment	3,903,750	3,903,750
Due From Related Party	126,295	37,140
Inventory - Media	10,000,000	10,000,000
Prepaid Packages	95,643	84,693

Total Other Current Assets	14,998,232	14,865,117
FIXED ASSETS

Furniture & Equipment	10,500	10,500
Accum deprec - Furn & Equip	(1,500)	(750)

Total Fixed Assets	9,000	9,750

OTHER ASSETS

Goodwill	487,700	487,700

Total Other Assets	487,700	487,700

TOTAL ASSETS	$15,498,581	$15,540,636

The accompanying notes are an integral part of these financial statements.

SPORTSQUEST, INC.
BALANCE SHEET
As of January 31, 2008 and October 31, 2007

	1/31/2008	10/31/2007
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$80,239	$104,239
Payroll Liabilities	9,550	1,857
Compensation payable	160,000	78,672
Due to affiliate	43,000	—
Notes payable	4,053,750	4,053,750

Total Current Liabilities	4,346,539	4,238,518

LONG-TERM LIABILITIES

Note Payable	3,300,000	3,300,000
Bond Payable	699,843	662,860

TOTAL LIABILITIES	8,346,382	8,201,378

STOCKHOLDERS' EQUITY
Preferred Stock, $.0001 par value:1,200,000 shares authorized; 100,000 issued	10	—
Common Stock, $.0001 par value Authorized: 98,800,000Issued: 11,897,594 and 11,897,594, respectively	1,190	1,190
Additional paid in capital	8,784,245	8,784,245
Accumulated deficit	(1,633,246)	(1,446,177)

Total Stockholders' Equity	7,152,199	7,339,258

TOTAL LIABILITIES AND EQUITY	$15,498,581	$15,540,636

The accompanying notes are an integral part of these financial statements.

SPORTSQUEST, INC.
STATEMENT OF OPERATIONS
For the three months ending January 31, 2008 and 2007

	THREE	THREE
	MONTHS	MONTHS
	1/31/2008	1/31/2007
REVENUE	$—	$20,795

COST OF SERVICES	—	—

GROSS PROFIT OR (LOSS)	—	20,795

GENERAL AND ADMINISTRATIVE EXPENSES	183,096	8,149

OPERATING LOSS	(183,096)	12,646

INTEREST EXPENSE	36,983	—

GAIN ON SALE OF SUBSIDIARY	—	—

DIVIDEND INCOME	—	—

INCOME/(LOSS) BEFORE INCOME TAXES	(220,079)	12,646

PROVISION FOR INCOME TAXES
Federal	(33,010)	1,897
State	—	—

NET INCOME/(LOSS)	$(187,069)	$10,749

Earnings (loss) per share, basic	$(0.02)	$0.00

Weighted average number of common shares	11,897,594	2,427,922

The accompanying notes are an integral part of these financial statements.

SPORTSQUEST, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
As of January 31, 2008

				ADDITIONAL
	PREFERRED	COMMON	PAR	PAID IN	ACCUM	TOTAL
	STOCK	STOCK	VALUE	CAPITAL	DEFICIT	EQUITY
Balance, October 31, 2005	—	2,427,922	$243	$425,146	$(831,580)	$(406,191)

Net income (loss)					50,402	50,402

Balance, October 31, 2006	—	2,427,922	$243	$425,146	$(781,178)	$(355,789)

Other changes for the six months ended April 30, 2007		(150,000)	(15)	(14,985)		(15,000)

Capital Contribution on August 16, 2007		—	—	500,000		500,000

In-Kind Contribution		—	—	1,013		1,013

Common stock issued for debt release on August 16, 2007		6,800,000	680	339,320		340,000

Capital Contribution on August 16, 2007				6,700,000		6,700,000

Common stock issued for assets August 21, 2007 at $0.0001		2,000,000	200	—		200

Capital Contribution on September 13, 2007		—	—	500		500

Capital Contribution on September 21, 2007		—	—	333,333		333,333

Common stock issued for assets September 25, 2007 at $0.0001		819,672	82	499,918		500,000

Net income (loss)					(664,999)	(664,999)

Balance, October 31, 2007	—	11,897,594	$1,190	$8,784,245	$(1,446,177)	$7,339,258

Preferred stock issued as compensation January 10, 2008 at $0.0001	100,000		10			10

Net income (loss)					(187,069)	(187,069)

Balance, January 31, 2008	100,000	11,897,594	$1,200	$8,784,245	$(1,633,246)	$7,152,199

The accompanying notes are an integral part of these financial statements.

SPORTSQUEST, INC.
STATEMENTS OF CASH FLOWS
For the three months ending January 31, 2008 and 2007

	THREE	THREE
	MONTHS	MONTHS
	1/31/2008	1/31/2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(187,069)	$10,749

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Adjustments for charges not requiring outlay of cash:
Non-cash interest on beneficial bond conversion	36,983
Provision for income taxes	(33,010)	—
Stock issued for compensation	10	—
Depreciation	750	—
(Increase)/Decrease in prepaid expenses	(10,950)
Increase/(Decrease) in amount due to affiliate	—	(12,675)
Increase (Decrease) in accounts payable	(16,307)	—
Increase (Decrease) in accrued expenses		1,897
Increase (Decrease) in compensation payable	81,328	—

Total adjustments to net income	58,804	(10,778)

Net cash provided by (used in) operating activities	(128,265)	(29)

CASH FLOWS FROM INVESTING ACTIVITIES

None	—	—

Net cash flows provided by (used in) investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Cash Received from Affiliate	48,000	—
Cash (Paid) to Affiliate	(94,155)	—

Net cash provided by (used in) financing activities	(46,155)	—

CASH RECONCILIATION

Net increase (decrease) in cash and cash equivalents	(174,420)	(29)
Cash and cash equivalents - beginning balance	178,069	215

CASH AND CASH EQUIVALENTS BALANCE END OF PERIOD	$3,649	$186

The accompanying notes are an integral part of these financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

JANUARY 31, 2008

NOTE 1 - BASIS OF PRESENTATION

SPORTSQUEST, INC.
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2008

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had a material working capital deficiency and an accumulated deficit at January 31, 2008. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation with its affiliate.

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

The carrying amounts of the Company’s financial instruments, which include cash equivalents and current liabilities, approximate their fair values at January 31, 2008.

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
JANUARY 31, 2008

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

The Company expenses advertising costs when the advertisement occurs. There were no expenditures for advertising during the periods ended January 31, 2008 or 2007.

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

SPORTSQUEST, INC.
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2008

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

Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (SFAS No. 160). This Statement amends the original Accounting Review Board (ARB) No. 51 “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and may not be applied before that date. The Company is unable at this time to determine the effect that its adoption of SFAS No. 160 will have on its consolidated results of operations and financial condition.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of SFAS No. 115” (SFAS No. 159), which becomes effective for the Company on February 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The Company does not anticipate that the election, of this fair-value option will have a material effect on its consolidated financial condition, results of operations, cash flows or disclosures.

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

SPORTSQUEST, INC.
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2008

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

NOTE 4	PROPERTY AND EQUIPMENT

Property and equipment at January 31, 2008 were as follows:

Furniture & Equipment	$10,500
Less accumulated depreciation	(1,500)
$9,000

During the period ended January 31, 2008 and 2007, the Company recorded depreciation expense of $750 and $0 respectively.

NOTE 5	RELATED PARTY TRANSACTIONS

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

SPORTSQUEST, INC.
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2008

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

In-Kind Contribution of Rent

During the quarter ended January 31, 2008, the Company recorded $1,013 as an in-kind contribution of rent paid by its affiliate. As of January 31, 2007, there was no in-kind contribution recorded.

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

SPORTSQUEST, INC.
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2008

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

SPORTSQUEST, INC.
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2008

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

SPORTSQUEST, INC.
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2008

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

SPORTSQUEST, INC.
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2008

On September 25, 2007, the Company issued 819,672 shares at $0.0001 as part of an Acquisition Agreement.

On December 15, 2007, U.S. Pro Golf Tour, Inc. (“USPGT”), a wholly-owned subsidiary of Greens Worldwide Incorporated (“GRWW”), and SportsQuest, Inc. (the “Company”) executed a three-year presenting title sponsorship agreement (the “Agreement”). Under the Agreement, the Company has agreed to issue $500,000 of its restricted common stock to GRWW and to underwrite all purses and expenses for “official” USPGT events through 2010, subject to certain performance conditions and registration rights. The Company will rely on Section 4(2) of the Securities Act of 1933, as amended, and the regulations promulgated there-under, for the exemption from registration for the sale of such shares. The Company withdrew its sponsorship as a result of the events being scheduled for launch in 2009, in lieu of 2008. The Company will revisit the title sponsorship opportunity as soon as plans are made clearer as to the USPGT events and schedule for 2009.

On January 8, 2008, the Company issued 100,000 Series A Convertible Preferred shares at $0.0001, convertible at the rate of one share of preferred for each 500 shares of common stock of the Company, with voting rights as if converted.

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

SPORTSQUEST, INC.
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2008

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

On November 5, 2007, SportsQuest, Inc. (the “Company”) entered into an Agreement for the Exchange of Common Stock (the “Exchange Agreement”) with Javaco, Inc., an Ohio corporation (“Javaco”), and Judith Vazquez, the sole shareholder of Javaco (the “Shareholder”). Javaco is an industrial supplier to the cable television industry. The closing is subject to the conversion of Javaco, an S corporation, to a C corporation and completion of due diligence by the Company. Under the terms of the Exchange Agreement, the Company has agreed to purchase 100% of the issued and outstanding shares of Javaco in exchange for that number of shares of common stock of the Company to be issued to the Shareholder with a total value of $1,000,000, with the number of shares computed by dividing the average closing price of the common stock of the Company for the five days prior to closing into the sum of $1,000,000. In addition, the Company shall issue warrants to the Shareholder to purchase common stock of the Company according to the following schedule: 100,000 shares at a strike price of $0.50 per share expiring December 31, 2007, 100,000 shares at a strike price of $1.00 per share expiring December 31, 2008, and 200,000 shares at a strike price of $1.50 per share expiring December 31, 2009. The Company is also obligated to pay a broker a three percent commission on the closing of this transaction, payable in that number of shares of common stock of the Company with a total value of $30,000, with the number of shares determined as provided above. The closing is expected to occur on or about July 14, 2008, after the completion of an audit of the books and records of Javaco.

NOTE 10	INCOME TAXES

The Company has experienced significant net operating losses in previous years and for the period ending January 31, 2008. As a result, no Federal income taxes have been incurred during the periods ended January 31, 2008 or 2007.

SPORTSQUEST, INC.
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2008

The Company has a net loss carry-forward of $1,483,630 as of January 31, 2008. These amounts can be carried forward to be used to offset future income for tax purposes for a period of 20 years for each year’s loss.

The federal income tax payable that was accrued for the period ended January 31, 2008 was offset by the Company’s net operating loss carry-forward therefore the provisions for income tax in the income statements is $0.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of January 31, 2008 are as follows:

Deferred tax assets:
Federal net operating loss	$222,544

Total deferred tax assets	222,544
Less valuation allowance	(0)
$222,544

The reconciliation of the effective income tax rate to the federal statutory rate for the periods ended January 31, 2008 and 2007 is as follows:

	2008	2007
Federal income tax rate	(15.0%)	(15.0%)
Effective income tax rate	15.0%	15.0%

NOTE 11	COMMITMENTS AND CONTINGENCIES

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

SPORTSQUEST, INC.
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2008

NOTE 12	SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

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

There was no cash paid for interest during these years.

NOTE 13	CONSOLIDATION OF SUBSIDIARY

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

NOTE 14	SUBSEQUENT EVENTS

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

SPORTSQUEST, INC.
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2008

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

•
On July 10, 2008, the Company assigned to its parent, Domark International, Inc., the agreement dated November 5, 2007 by and between the Company and Javaco, Inc. Consideration for the assignment included the issuance of 500,000 shares of Domark to the Company.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operation contains various "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10−Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates", "believes", "plans", "expects", "future" and similar statements or expressions, identify forward looking statements. Any forward looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, technological developments, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company's actual results could differ materially from those anticipated in these forward looking statements as a result of certain factors, including those set forth therein.

Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the consolidated condensed financial statements included herein. Further, this quarterly report on Form 10−Q should be read in conjunction with the Company’s consolidated financial statements and notes to consolidated financial statements included in its 2007 Annual Report on Form 10−KSB. In addition, you are urged to read this report in conjunction with the risk factors described herein.

GENERAL OVERVIEW

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
Through our acquisition of Lextra’s assets, we have a vast network in place that offers amenities at the lowest possible cost. From corporate conventions to charity fundraisers, to major US sporting events such as the Super Bowl, US Open, PGA Championship, Kentucky Derby, and the Masters, we arrange for our clients’ presence, hospitality packages and tickets, and we also become our clients’ presence in areas in which they wish to do business.

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

On January 31, 2008, the Board of Directors approved a change in the Company’s fiscal year end from October 31 to December 31. However, the Board of Directors as of the date of this report has elected to rescind the approval of the year end change and reconsider this approval at a later date.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Our management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements.

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

•
Acquiring the services of various professionals who provided us with a range of corporate consultancy services, including developing business and financial models, financial advisory services, strategic planning, development of business plans, investor presentations and advice and assistance with investment funding;

•	Retaining the services of our Advisory Board to promote the business of the Company;

•	Settlement of our indebtedness; and

•	Providing incentives to attract, retain and motivate employees who are important to our success.

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

When options or warrants to purchase our stock are used in transactions with third parties or our employees, the transaction is valued using the Black-Scholes valuation method. The Black-Scholes valuation method is widely used and accepted as providing the fair market value of an option or warrant to purchase stock at a fixed price for a specified period of time. Black-Scholes uses five (5) variables to establish market value of stock options or warrants:
•	strike price (the price to be paid for a share of our stock);

•	price of our stock on the day options or warrants are granted;

•	number of days that the options or warrants can be exercised before they expire;

•	trading volatility of our stock; and

•	annual interest rate on the day the option or warrant is granted.

The determination of expected volatility requires management to make an estimate and the actual volatility may vary significantly from that estimate. Accordingly, the determination of the resulting expense is based on a management estimate.

Results of Operations

Three Months Ended January 31, 2008 as Compared to Three Months Ended January 31, 2007

The Registrant has generated no revenue for the three months ended January 31, 2008 and $20,795 for the three months ended January 31, 2007. Revenues generated consisted of 3% of the gross sales of the Company’s affiliate, Air Limo. The decrease in revenues was primarily due to our exit from the transportation business and our launch of a sports business.

For the three months ended January 31, 2008, the Company has a net loss of $187,069, whereas for the three months ended January 31, 2007 the Company generated a net income in the amount of $10,749. The current period loss was reflective of an increase of general and administrative expenses in the quarter and consisted primarily of salaries, travel, legal and professional fees, and office expenses.

Other (income) expense for the three months ended January 31, 2008 was $36,983 as compared to ($0.00) for the three months ended January 31, 2007, representing an increase in other (income) expense of $36,983, or 100%. The increase was due to interest charges related to the beneficial conversion feature of our convertible promissory notes.

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

Our total current assets at January 31, 2008 were $15,498,581, including $3,649 in cash as compared with $186 in total current assets at January 31, 2007, which included cash of $186.

We have historically incurred recurring losses and have financed our operations through loans, principally from affiliated parties such as our directors, and from the proceeds of debt and equity financing. During the three months ended January 31, 2008 we received $43,000 from our affiliate. The note is an unsecured, short-term facility accruing no interest charges.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 4. CONTROL AND PROCEDURES.

a) Evaluation of Disclosure Controls and Procedures.

Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our Management, including our Chief Executive Officer and Chief Financial Officer, has chosen the COSO framework on which to base its assessment. Based on this evaluation, our Management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was effective as of January 31, 2008.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended January 31, 2008, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries' officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 1A -Risk Factors

We have updated the risk factors previously disclosed in Annual Report on Form 10-KSB for the year ended October 31, 2007, which was filed with the Securities and Exchange Commission on August 8, 2008 (the “Fiscal 2007 10-KSB”). We believe there are no changes that constitute material changes from the risk factors previously disclosed in the Fiscal 2007 10-KSB except as disclosed below.

WE WILL NEED TO RAISE ADDITIONAL FUNDS THROUGH THE PUBLIC MARKET, PRIVATE DEBT OR PRIVATE SALES OF EQUITY TO ACHIEVE OUR CURRENT BUSINESS STRATEGY OF COMPLETING AND PROFITING FROM OUR SUITE OF TECHNOLOGY PRODUCTS. OUR NEED TO RAISE ADDITIONAL FUNDS IN THE FUTURE WILL LIKELY INVOLVE THE ISSUANCE OF ADDITIONAL SHARES OF STOCK, WHICH COULD DILUTE THE VALUE OF YOUR INVESTMENT. THERE IS NO ASSURANCE, HOWEVER, THAT WE WILL BE ABLE TO RAISE ADDITIONAL MONIES IN THE FUTURE.

We will require additional financing to sustain our operations, without which we may not be able to continue operations. Our inability to raise additional working capital or to raise the required financing in a timely manner would negatively impact our ability to fund our operations, our ability to generate revenues and to otherwise execute our business plan. No assurance can be given that we will be able to obtain additional financing, that we will be able to obtain additional financing on terms that are favorable to us or that the holders of the secured debentures will provide their consent to permit us to enter into subsequent financing arrangements. This can lead to the reduction or suspension of our operations and ultimately our going out of business. Should this occur, the value of your investment in the common stock could be adversely affected, and you could lose your entire investment.

RISKS RELATING TO OWNERSHIP OF OUR COMMON STOCK

Although there is presently a market for our common stock, the price of our common stack may be extremely volatile and investors may not be able to sell their shares at or above their purchase price, or at all. We anticipate that the market may be potentially highly volatile and may fluctuate substantially because of:

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

POSSIBLE “PENNY STOCK” REGULATION

Any trading of our common stock in the Pink Sheets or on the OTC Bulletin Board may be subject to certain provisions of the Securities Exchange Act of 1934, commonly referred to as the “penny stock” rule.

Our common stock is deemed to be “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. Penny stocks are stock:

•	With a price of less than $5.00 per share;

•	That are not traded on a “recognized” national exchange;

•	Whose prices are not quoted on the Nasdaq automated quotation system (Nasdaq listed stock must still have a price of not less than $5.00 per share); or

•
In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline.

BECAUSE WE ARE QUOTED ON THE OTCBB INSTEAD OF AN EXCHANGE OR NATIONAL QUOTATION SYSTEM, OUR INVESTORS MAY HAVE A TOUGHER TIME SELLING THEIR STOCK OR EXPERIENCE NEGATIVE VOLATILITY ON THE MARKET PRICE OF OUR STOCK.

Our common stock is traded on the OTCBB. The OTCBB is often highly illiquid, in part because it does not have a national quotation system by which potential investors can follow the market price of shares except through information received and generated by a limited number of broker-dealers that make markets in particular stocks. There is a greater chance of volatility for securities that trade on the OTCBB as compared to a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume, and market conditions. Investors in our common stock may experience high fluctuations in the market price and volume of the trading market for our securities. These fluctuations, when they occur, have a negative effect on the market price for our securities. Accordingly, our stockholders may not be able to realize a fair price from their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our common stock improves.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, we will be required to prepare assessments regarding internal controls over financial reporting. We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. While our management is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis. There also can be no assurance that our auditors will be able to issue an unqualified opinion on management's assessment of the effectiveness of our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

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

THE MARKET PRICE FOR OUR COMMON SHARES IS PARTICULARLY VOLATILE GIVEN OUR STATUS AS A RELATIVELY UNKNOWN COMPANY WITH A SMALL AND THINLY TRADED PUBLIC FLOAT, LIMITED OPERATING HISTORY AND LACK OF PROFITS WHICH COULD LEAD TO WIDE FLUCTUATIONS IN OUR SHARE PRICE. THE PRICE AT WHICH YOU PURCHASE OUR COMMON SHARES MAY NOT BE INDICATIVE OF THE PRICE THAT WILL PREVAIL IN THE TRADING MARKET. YOU MAY BE UNABLE TO SELL YOUR COMMON SHARES AT OR ABOVE YOUR PURCHASE PRICE, WHICH MAY RESULT IN SUBSTANTIAL LOSSES TO YOU.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date, and uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no changes in securities and small business issuer purchase of equity securities during the period ended January 31, 2008 except that:

R.Thomas Kidd was issued 100,000 Series A Preferred shares on January 10, 2008 as a signing bonus pursuant to the terms and conditions of his employment agreement. The issuance of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act. A legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

ITEM 3 - DEFAULTS UPON SENIOR SECURITES

There have been no material defaults.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to a vote of security holders during the period covered by this report.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Hauppauge, NY .

SPORTSQUEST, INC.

Dated: August 12, 2008	By:	/s/ R. Thomas Kidd
Name: R. Thomas Kidd
Title: Chief Executive Officer Chief Financial Officer and Principal Accounting Officer Chief Executive Officer

Exhibit Index

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.