Form 10-Q
period 2008-04-30
SportsQuest, Inc.
filed 2008-08-12
CIK 803097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED April 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☐	Small Business Issuer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 80, 2008
Common stock, $0.0001 par value	12,387,594

PART I FINANCIAL INFORMATION

General

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flow, and stockholders’ deficit in conformity with generally accepted accounting principles in the United States of America. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company’s annual report on Form 10-KSB for the year ended October 31, 2007. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended April 30, 2008 are not necessarily indicative of the results that can be expected for the year ended October 31, 2008.

SPORTSQUEST, INC.
BALANCE SHEET
As of April 30, 2008 and October 31, 2007

ASSETS

CURRENT ASSETS	4/30/2008	10/31/2007

Cash	$64,910	$178,069

Total Current Assets	64,910	178,069

OTHER CURRENT ASSETS

Deferred Tax Asset	284,662	189,534
Investment in Subsidiary	650,000	650,000
Preferred Stock in Investment	3,903,750	3,903,750
Due From Related Party	191,077	37,140
Inventory - Media	10,000,000	10,000,000
Prepaid Packages	125,043	84,693

Total Other Current Assets	15,154,532	14,865,117
FIXED ASSETS

Furniture & Equipment	8,100	10,500
Accum deprec - Furn & Equip	(890)	(750)

Total Fixed Assets	7,210	9,750

OTHER ASSETS

Goodwill	487,700	487,700

Total Other Assets	487,700	487,700

TOTAL ASSETS	$15,714,352	$15,540,636

The accompanying notes are an integral part of these financial statements.

SPORTSQUEST, INC.
BALANCE SHEET
As of April 30, 2008 and October 31, 2007

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES	4/30/2008	10/31/2007

Accounts payable	$76,239	$104,239
Payroll Liabilities	14,463	1,857
Compensation payable	220,000	78,672
Due to affiliate	150,000	-
Notes payable	3,903,750	4,053,750

Total Current Liabilities	4,364,452	4,238,518

LONG-TERM LIABILITIES

Note Payable	3,300,000	3,300,000
Bond Payable	986,826	662,860

Total Current Liabilities	4,286,826	3,962,860

TOTAL LIABILITIES	8,651,278	8,201,378

STOCKHOLDERS' EQUITY

Preferred Stock, $.0001 par value:
1,200,000 shares authorized; none issued	-	-
Common Stock, $.0001 par value Authorized 98,800,000
Issued: 11,897,594 and 11,897,594, respectively	1,240	1,190
Additional paid in capital	9,029,195	8,784,245
Treasury stock	(10,000)	-
Accumulated deficit	(1,957,361)	(1,446,177)

Total Stockholders' Equity	7,063,074	7,339,258

TOTAL LIABILITIES AND EQUITY	$15,714,352	$15,540,636

The accompanying notes are an integral part of these financial statements.

SPORTSQUEST, INC.
STATEMENT OF OPERATIONS
For the three and six months ending April 30, 2008 and 2007

	THREE MONTHS		SIX MONTHS
	4/30/2008	4/30/2007	4/30/2008	4/30/2007
	(unaudited)		(unaudited)

REVENUE	$15,000	$7,387	$15,000	$28,183

COST OF SERVICES	-	-	-	-

GROSS PROFIT OR (LOSS)	15,000	7,387	15,000	28,183

GENERAL AND ADMINISTRATIVE EXPENSES	202,569	3,680	385,089	11,831

OPERATING LOSS	(187,569)	3,707	(370,089)	16,352

INTEREST EXPENSE	(206,983)	-	(243,966)	-

GAIN ON SALE OF SUBSIDIARY AND ASSETS	7,743	14,985	7,743	14,985

EXTRAORDINARY LEGAL FEES	-	(47,937)	-	(47,937)

INCOME/(LOSS) BEFORE INCOME TAXES	(386,809)	(29,245)	(606,312)	(16,600)

PROVISION FOR INCOME TAXES	62,118	-	95,128	-

NET INCOME/(LOSS)	$(324,691)	$(29,245)	$(511,184)	$(16,600)

Earnings (loss) per share, basic	$(0.03)	$(0.01)	$(0.04)	$(0.01)

Weighted average number of common shares	11,897,594	2,277,922	11,897,594	2,277,922

The accompanying notes are an integral part of these financial statements.

SPORTSQUEST, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
As of April 30, 2008

			ADDITIONAL
	COMMON	PAR	PAID IN	ACCUM	TOTAL
	STOCK	VALUE	CAPITAL	DEFICIT	EQUITY

Balance, October 31, 2005	2,427,922	$243	$425,146	$(831,580)	$(406,191)

Net income (loss)				50,402	50,402

Balance, October 31, 2006	2,427,922	$243	$425,146	$(781,178)	$(355,789)

Other changes for the six
months ended April 30, 2007	(150,000)	(15)	(14,985)		(15,000)

Capital Contribution on August 16, 2007	-	-	500,000		500,000

In-Kind Contribution	-	-	1,013		1,013

Common stock issued for debt release
on August 16, 2007	6,800,000	680	339,320		340,000

Capital Contribution on August 16, 2007			6,700,000		6,700,000

Common stock issued for assets
August 21, 2007 at $0.0001	2,000,000	200	-		200

Capital Contribution on September 13, 2007	-	-	500		500

Capital Contribution on September 21, 2007	-	-	333,333		333,333

Common stock issued for assets
September 25, 2007 at $0.0001	819,672	82	499,918		500,000

Net income (loss)				(664,999)	(664,999)

Balance, October 31, 2007	11,897,594	$1,190	$8,784,245	$(1,446,177)	$7,339,258

Additional Paid in Capital related to
Bond Issuance			170,000		170,000

Purchase of Treasuy Stock					(10,000)

Common stock issued as compensation
on February 15, 2008	500,000	50	74,950		75,000

Net income (loss)				(511,184)	(511,184)

Balance, April 30, 2008	12,397,594	$1,240	$9,029,195	$(1,957,361)	$7,063,074

The accompanying notes are an integral part of these financial statements.

SPORTSQUEST, INC.
STATEMENTS OF CASH FLOWS
For the six months ending April 30, 2008 and 2007

	SIX	SIX
	MONTHS	MONTHS
CASH FLOWS FROM OPERATING ACTIVITIES	4/30/2008	4/30/2007

Net income (loss)	$(511,184)	$(16,600)

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Adjustments for charges not requiring outlay of cash:
Non-cash financing fees	5,000
Gain on Sale of Asset	(7,743)
Compensation in the form of common stock	75,000
Non-cash interest on beneficial bond conversion	73,966	-
Provision for income taxes	(95,128)	-
Sale of subsidiary		(15,000)
Depreciation	140	-
(Increase)/Decrease in prepaid expenses	(40,350)
Increase/(Decrease) in amount due to affiliate	-	(15,837)
Increase/(Decrease) in accounts payable	(28,000)	-
Increase/(Decrease) in accrued expenses	12,607	47,363
Increase/(Decrease) in compensation payable	220,000	-

Total adjustments to net income	215,492	16,526

Net cash provided by (used in) operating activities	(295,692)	(74)

CASH FLOWS FROM INVESTING ACTIVITIES

Sale of Asset	2,400	-

Net cash flows provided by (used in) investing activities	2,400	-

CASH FLOWS FROM FINANCING ACTIVITIES

Cash Received from Callable Secured Convertible Note	245,000
Cash Received from Affiliate	48,000	-
Cash (Paid) to Affiliate	(112,867)	-

Net cash provided by (used in) financing activities	180,133	-

CASH RECONCILIATION

Net increase (decrease) in cash and cash equivalents	(113,159)	(74)
Cash and cash equivalents - beginning balance	178,069	215

CASH AND CASH EQUIVALENTS BALANCE END OF PERIOD	$64,910	$141

The accompanying notes are an integral part of these financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

APRIL 30, 2008

NOTE 1 - BASIS OF PRESENTATION

SPORTSQUEST, INC.
NOTES TO FINANCIAL STATEMENTS
April 30, 2008

NOTE 1 ORGANIZATION

We were incorporated in the state of Delaware on April 3, 1986 under the name Bay Head Ventures, Inc. We changed our name to Air Brook Airport Express, Inc. on December 8, 1988. On August 20, 2007, we changed our name to SportsQuest, Inc. The Company was formed primarily to investigate potential merger candidates, asset purchases and other possible business acquisitions.

BUSINESS

The Company continues to seek sports business acquisitions, but its primary activities are to create, develop, own and manage high end sports events and their operating entities, as well as executing a growth strategy involving acquisitions of diverse and effective sports marketing platforms. The Company has been managing the development of the US Pro Golf Tour since August 2007 and anticipates that it will continue to manage the US Pro Golf Tour for the foreseeable future. The Company also owns substantial print and radio media that it intends to deploy for sponsors and advertisers of sporting events developed by the Company.

NOTE 2 GOING CONCERN UNCERTAINTY

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had a material working capital deficiency and an accumulated deficit at April 30, 2008. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation with its affiliate.

The Company's present plans, the realization of which cannot be assured, to overcome these difficulties include but are not limited to the continuing effort to investigate business acquisition and merger opportunities and the development of sports events to generate revenues.

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Cash

For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

b.	Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash equivalents and current liabilities, approximate their fair values at April 30, 2008.

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
April 30, 2008

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

The Company expenses advertising costs when the advertisement occurs. There were no expenditures for advertising during the periods ended April 30, 2008 or 2007.

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

SPORTSQUEST, INC.
NOTES TO FINANCIAL STATEMENTS
April 30, 2008

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

SPORTSQUEST, INC.
NOTES TO FINANCIAL STATEMENTS
April 30, 2008

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

NOTE 4 PROPERTY AND EQUIPMENT

Property and equipment at April 30, 2008 were as follows:

Furniture & Equipment	$8,100
Less accumulated depreciation	(890)

$7,211

During the six months ended April 30, 2008 and 2007, the Company recorded depreciation expense of $283 and $0 respectively.

NOTE 5 RELATED PARTY TRANSACTIONS

On February 15,2008, the Company issued 500,000 of its common shares to a Company Director as compensation for a value of $75,000, or $.15 per share.

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

SPORTSQUEST, INC.
NOTES TO FINANCIAL STATEMENTS
April 30, 2008

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

The Company has chosen to account for the acquisition of its wholly owned subsidiary, ZCE, Inc., as an unconsolidated investment in the subsidiary as the Exchange Agreement and Bring Down and Amendment agreement is in question and may be settled or rescinded once the Company determines which course of action is in the best interest of the Company and its shareholders during litigation.

Effective January 1, 2008, the Company entered into a consulting agreement with Rick Altmann, one of the Company’s directors. The agreement is for a term of five years. As compensation for services, he will receive a monthly fee of $6000, payable on the first and 15th of each month for 2008, $7000 per month for 2009, and $8000 per month for 2010 and thereafter. The Company may pay up to a mutually agreeable amount of fees in common stock of the Company. The Consultant is responsible for all expenses that may be incurred in performing the consulting services, including, but not limited to, travel, third party expenses, and copying and mailing expenses unless otherwise pre-approved by the Company. Mr. Altmann also received 500,000 shares of Common stock as compensation for serving as a Director.

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
April 30, 2008

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

NOTE 7  NOTES PAYABLE

•
On February 26, 2008, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”), by and among the Company (“Parent”), and SportsQuest Management Group, Inc. (the “Subsidiary”). The Parent and Subsidiary are collectively referred to as the “Company” and the secured party’s signatory and their respective endorsees, transferees and assigns are collectively the “Secured Party”. The transactions contemplated by the Purchase Agreement resulted in a funding of a total of $250,000 into the Company.

The Callable Secured Convertible Notes issued for the $250,000 resulted in a beneficial conversion factor that was valued at $170,000 on the date of issuance which was accounted for as additional paid in capital and the value of this beneficial conversion factor will be amortized over the conversion or when a note is converted during the period available for conversion.

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
April 30, 2008

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
April 30, 2008

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

SPORTSQUEST, INC.
NOTES TO FINANCIAL STATEMENTS
April 30, 2008

Please refer to footnote number 13 regarding litigation regarding this agreement.

NOTE 8 SHAREHOLDERS’ EQUITY

Common and Preferred Stock:

Common stock includes 98,800,000 shares authorized at a par value of $0.0001, of which 11,897,594 are outstanding.

Preferred stock includes 1,200,000 shares authorized at a par value of $0.0001, of which 100,000 shares are outstanding.

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

On August 21, 2007, the Company issued 2,000,000 shares at $0.0001 as part of an Asset Purchase Agreement.

On September 25, 2007, the Company issued 819,672 shares at $0.0001 as part of an Acquisition Agreement.

During the year ending October 31, 2008, the Company issued the following:

On February 15,2008, the Company issued 500,000 of its common shares to a Company Director as compensation for a value of $75,000, or $.15 per share.

On February 15, 208, the Company entered into an Asset Purchase Agreement whereby the Company (Seller) would transfer all rights and interests in its Point of Sale ticket system and and website content related to the ticket and sports package business. Consideration for the sale was 500,000 shares of SportsQuest, Inc. common stock returned to treasury.

On February 26, 2008, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”), by and among the Company (“Parent”), and SportsQuest Management Group, Inc. (the “Subsidiary”). The Parent and Subsidiary are collectively referred to as the “Company” and the secured party’s signatory and their respective endorsees, transferees and assigns are collectively the “Secured Party”. The transactions contemplated by the Purchase Agreement resulted in a funding of a total of $250,000 into the Company.

SPORTSQUEST, INC.
NOTES TO FINANCIAL STATEMENTS
April 30, 2008

The Callable Secured Convertible Notes issued for the $250,000 resulted in a beneficial conversion factor that was valued at $170,000 on the date of issuance which was accounted for as additional- paid- in capital and the value of this beneficial conversion factor will be amortized over the conversion or when a note is converted during the period available for conversion.

On January 18, 2008 the Company issued 100,000 shares of its restricted convertible preferred stock to a company officer as compensation and valued at par, or a total value of $.00. The issuance had no material effect on the Company’s financial statements.

Postponement of equity transaction:

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
April 30, 2008

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

On November 5, 2007, the Company entered into an Agreement for the Exchange of Common Stock (the “Exchange Agreement”) with Javaco, Inc., an Ohio corporation (“Javaco”), and Judith Vazquez, the sole shareholder of Javaco (the “Shareholder”). Javaco is an industrial supplier to the cable television industry. The closing is subject to the conversion of Javaco, an S corporation, to a C corporation and completion of due diligence by the Company. Under the terms of the Exchange Agreement, the Company has agreed to purchase 100% of the issued and outstanding shares of Javaco in exchange for that number of shares of common stock of the Company to be issued to the Shareholder with a total value of $1,000,000, with the number of shares computed by dividing the average closing price of the common stock of the Company for the five days prior to closing into the sum of $1,000,000. In addition, the Company shall issue warrants to the Shareholder to purchase common stock of the Company according to the following schedule: 100,000 shares at a strike price of $0.50 per share expiring December 31, 2007, 100,000 shares at a strike price of $1.00 per share expiring December 31, 2008, and 200,000 shares at a strike price of $1.50 per share expiring December 31, 2009. The Company is also obligated to pay a broker a three percent commission on the closing of this transaction, payable in that number of shares of common stock of the Company with a total value of $30,000, with the number of shares determined as provided above. The closing is expected to occur on or about July 14, 2008, after the completion of an audit of the books and records of Javaco.

SPORTSQUEST, INC.
NOTES TO FINANCIAL STATEMENTS
April 30, 2008

NOTE 10 INCOME TAXES

The Company has experienced significant net operating losses in previous years and for the six months ending April, 2008. As a result, no Federal income taxes have been incurred during the periods ended April 30, 2008 or 2007.

The Company has a net loss carry-forward of $1,483,630 as of April 30, 2008. These amounts can be carried forward to be used to offset future income for tax purposes for a period of 20 years for each year’s loss.

The federal income tax payable that was accrued for the period ended April 30, 2008 was offset by the Company’s net operating loss carry-forward therefore the provisions for income tax in the income statements is $0.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of april 30, 2008 are as follows:

Deferred tax assets:
Federal net operating loss	$284,662

Total deferred tax assets	284,662
Less valuation allowance	(0)

$284,662

The reconciliation of the effective income tax rate to the federal statutory rate for the periods ended January 31, 2008 and 2007 is as follows:

	2008	2007
Federal income tax rate	(15.0%)	(15.0%)

Effective income tax rate	15.0%	15.0%

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
April 30, 2008

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

NOTE 14 LITIGATION

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

NOTE 15 SUBSEQUENT EVENTS

On May 20, 2008, Domar Exotic Furnishings, Inc. (OTCBB DMXF) acquired 100,000 preferred shares held by our President and CEO, in exchange for 6.5 million of DMXF common shares. This transaction represented a change in control of the Company, however effective control of the Company is unchanged due to a beneficial interest in the Company via Domar.  Domar changed its name to Domark International, Inc. and now trades on the OTC Bulletin Board under the stock symbol DOMK.

In July 2008, the Company assigned to its parent, Domark International, Inc., the agreement dated November 5, 2007 between the Company and Javaco, Inc. Consideration for the assignment included the issuance of 500,000 shares of Domark to the Company.

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

Our executive offices are located at 1809 East Broadway #125 Oviedo, Florida 32765. Our telephone number is (757) 572-9241. We have no employees and one contractor.

On April 30, 2008, the Board of Directors approved a change in the Company’s fiscal year end from October 31 to December 31. However, the Board of Directors as of the date of this report has elected to rescind the approval of the year end change and reconsider this approval at a later date.

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

We record certain assets at the lower of cost or fair market value. In determining the fair value of certain of our assets, we must make judgments, estimates and assumptions regarding circumstances or trends that could affect the value of these assets, such as economic conditions. Those judgments, estimates and assumptions are based on information available to us at that time. Many of those conditions, trends and circumstances are outside our control and if changes were to occur in the events, trends or other circumstances on which our judgments or estimates were based, we may be required under U.S. GAAP to adjust those estimates that are affected by those changes. Changes in such estimates may require that we reduce the carrying value of the affected assets on our balance sheet (which are commonly referred to as “write downs” of the assets involved).

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

•	Retaining the services of our Advisory Board to promote the business of the Company;

•	Settlement of our indebtedness; and

•	Providing incentives to attract retain and motivate employees who are important to our success.

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

Results of Operations

Three and Six Months Ended April 30, 2008 as Compared to Three and Six Months Ended April 30, 2007

For the Three months ended April30, 2008, the Company earned $15,000 compared to $7,387 for the three months ended April 30, 2007. For the Six Months Ended April 30, 2007 the Company earned $15,000 as compared to $28,183 for the six months ended April 30, 2007. Revenues for the current six months ending April 30, 2008 reflect management fees charged to the Company’s affiliate whereas revenues generated for the six months ended April 30, 2007 consisted of 3% of the gross sales of the Company’s affiliate, Air Limo. The decrease in revenues was primarily due to our exit from the transportation business and our launch of a sports business.

For the Three months ended April30, 2008, the Company generated a new loss of $324,691 as $29,245 for the three months ended April 30, 2007. For the Six Months Ended April 30, 2007 the Company generated a net loss of $511,184 as compared to $16,600 for the six months ended April 30, 2007. The current period loss reflects an increase of general and administrative expenses in the quarter and consisted primarily of salaries, travel, legal and professional fees, and office expenses.

Other (income) expense for the Three months ended April30, 2008, the Company had $199,240 compared to $45,952 for the three months ended April 30, 2007. For the Six Months Ended April 30, 2007 the Company had $236,223 as compared to $32,952 for the six months ended April 30, 2007. The net other expenses were primarily generated from $7,743 in gain on the sale of an asset and $14,985 was reported as gain on the sale of a subsidiary. Other expense for the six months ended April 30, 2008 was due to interest charges related to the beneficial conversion feature of our convertible promissory notes.

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

Our total current assets at April 30, 2008 were $15,714,352, including $64,910 in cash as compared with $141 in total current assets at April 30, 2007, which included cash of $141. During the April 30, 2008 we accumulated accounts receivable from affiliates of $191,077. The notes are unsecured and non-interest bearing.

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

Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our Management, including our Chief Executive Officer and Chief Financial Officer, has chosen the COSO framework on which to base its assessment. Based on this evaluation, our Management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was effective as of April 30, 2008.

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

During the Quarter ended April 30, 2008, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A - Risk Factors

We have updated the risk factors previously disclosed in Annual Report on Form 10-KSB for the year ended October 31, 2007, which was filed with the Securities and Exchange Commission on August , 2008 (the “Fiscal 2007 10-KSB”). We believe there are no changes that constitute material changes from the risk factors previously disclosed in the Fiscal 2007 10-KSB except as disclosed below.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no changes in securities and small business issuer purchase of equity securities during the period ended April 30, 2008.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Hauppauge, NY.

Dated: August 12, 2008

SPORTSQUEST, INC.

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