Form 10-K
period 2008-05-31
SportsQuest, Inc.
filed 2008-09-15
CIK 803097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Transition Period Ended May 31, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from November 1, 2007 to May 31, 2008
Commission File Number: 033-09218

SportsQuest, Inc.
 (Name of small business issuer as specified in its charter)

Delaware	22-2742564
State of Incorporation	IRS Employer Identification No.

1809 East Broadway #125, Oviedo, Florida 32765
(Address of principal executive offices)
Registrant's telephone number, including Area Code: (757) 572-9241
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.0001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☐ No

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

   Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filer ☐ Small Business Issuer ☒

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐ No ☒
    The aggregate market value of voting stock held by non-affiliates of the registrant on September 15, 2008 was approximately $26,866

   State the number of shares outstanding of each of the issuer’s classes of equity securities, as of the latest practicable date: As at September 15, 2008, there were 12,847,251 of Common Stock, $0.001 par value per share issued and outstanding.
Documents Incorporated By Reference

None

PART I

ITEM 1. BUSINESS.

Except for historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements include, but are not limited to, statements regarding future events and the Company’s plans and expectations. Actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-K or incorporated herein by reference, including those set forth in Management’s Discussion and Analysis or Plan of Operation.

History and General Overview
SportsQuest, Inc. (hereinafter referred to as “we”, “us”, “our”, “SportsQuest” and “the Company”) business is to create, develop, own and manage high end sports events and their operating entities, as well as executing a growth strategy involving acquisition of diverse and effective sports marketing platforms. We were incorporated April 3, 1986 in Delaware under the name Bay Head Ventures, Inc. The Company has been managing the US Pro Golf Tour and anticipates it will continue to manage USPGT for the foreseeable future.

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

On January 31, 2008, the Board of Directors approved a change in the Company’s fiscal year end from October 31 to December 31. However, the Board of Directors as of the date of this report, has elected to rescind the approval of the year end change to December 31 and to approve a year end change to May 31, in order to conform the year end of SportsQuest to its majority parent DoMark International, Inc. The Board believes this change of year end enables the Company to more accurately report its financial information concerning comparisons from prior periods.

On August 17, 2007, SportsQuest, Inc. entered into a Stock Issuance, Assumption and Release Agreement (the “Assumption Agreement”), by and among SportsQuest, Inc. and Greens Worldwide Incorporated (“Greens”) and AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC (collectively, the “Greens Worldwide Investors”). The transactions contemplated by the Assumption Agreement included the following:

The issuance by Greens of 390,000 shares of its Series A Convertible Preferred Stock, par value $10.00 per share, to SportsQuest, Inc; and;

The assumption by SportsQuest, Inc. of 50% of Greens indebtedness to the Greens Worldwide Investors under a Securities Purchase Agreement, dated as of March 22, 2007, by and among Greens and the Greens Worldwide Investors (the “Greens Worldwide Agreement”).

Under the terms of the Assumption Agreement, the Greens Worldwide Investors will release Greens from its obligations under the notes described above. In consideration for such release, SportsQuest, Inc. issued to the SportsQuest Investors (who are the successors to the Greens Investors) callable secured convertible notes with an aggregate face amount of $3,903,750, including interest (collectively, the “Assumption Notes”), and Greens issued to the Greens Investors callable secured convertible notes with an aggregate face amount of $3,903,750, including interest. The Assumption Notes have the same terms and conditions as the notes described above, except that the Assumption Notes are convertible into the Company’s common stock.

The Company has elected to account for the investment at cost since Greens does not currently have common shares for the Company to convert its preferred. In the event that Greens has sufficient common shares available for conversion, and the Company was to exercise its conversion rights, the Company would not own more than 50% of the voting common shares of Greens.

Zaring-Cioffi Entertainment

On August 20, 2007, we entered into an Agreement for the Exchange of Stock with Zaring-Cioffi Entertainment, LLC, a full-service production company of talent-based special events, and its members, ZCE, Inc. and Q-C Entertainment, LLC. The closing was subject to the conversion of Zaring-Cioffi Entertainment, LLC to a California Corporation and completion of our due diligence. The transaction closed on September 27, 2008.

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

The Company is currently involved in litigation concerning this transaction. Counsel for the Company has expressed the opinion that he believes the Company will ultimately prevail.

Business Strategy

We intend to incur significant additional costs before we become profitable. We anticipate that most of the costs that we incur will be related to salaries, professional fees and sales commissions. We anticipate that we will add 3 employees and 6 contractors over the next 12 months.

We expect that our monthly cash usage for operations will increase in the future due to the hiring of employees and contractors, and the increased activity leading up to the conduct of the events. We anticipate that the area in which we will experience the greatest increase in operating expenses is in marketing, advertising, payroll related to sales support, technology and strategic business consultants.

Our strategy over the next 12 months is to continue the development of the US Pro Golf Tour, close acquisitions of diverse sports firms delivering media and entertainment platforms, and to engage additional professionals with the experience and expertise to grow the Company and its brand.

Although management believes that there is an increasingly strong market for our events, we have not generated substantial revenue from the development of any events and there is no assurance we can secure a market sufficient to permit us to achieve profitability in the next twelve months.

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

Additional Information

SportsQuest files reports and other materials with the Securities and Exchange Commission. These documents may be inspected and copied at the Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C., 20549. You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also get copies of documents that the Company files with the Commission through the Commission’s Internet site at www.sec.gov.

Employees

As of fiscal year end May 31, 2008, the Company had one employee.

 1A - Risk Factors

You should carefully consider the following risk factors before making an investment decision. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In such cases, the trading price of our common stock could decline and you may lose all or a part of your investment.

OUR COMMON STOCK IS SUBJECT TO PENNY STOCK REGULATION

Our shares are subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act. The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on the NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the registrant's net tangible assets; or exempted from the definition by the Commission. Since our shares are deemed to be "penny stock", trading in the shares will be subject to additional sales practice requirements on broker/dealers who sell penny stock to persons other than established customers and accredited investors.

WE MAY NOT HAVE ACCESS TO SUFFICIENT CAPITAL TO PURSUE OUR Business AND THEREFORE WOULD BE UNABLE TO ACHIEVE OUR PLANNED FUTURE GROWTH:

We intend to pursue a growth strategy that includes development of the Company sports business. Currently we have limited capital which is insufficient to pursue our plans for development and growth. Our ability to implement our growth plans will depend primarily on our ability to obtain additional private or public equity or debt financing. We are currently seeking additional capital. Such financing may not be available at all, or we may be unable to locate and secure additional capital on terms and conditions that are acceptable to us. Our failure to obtain additional capital will have a material adverse effect on our business.

OUR LACK OF DIVERSIFICATION IN OUR BUSINESS SUBJECTS INVESTORS TO A GREATER RISK OF LOSSES
All of our efforts are focused on the development and growth of the sports business in an unproven area. Although the scope of our sports events is substantial, we can make no assurances that the marketplace will accept our events or media benefits.

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

THE REPORT OF OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM CONTAINS EXPLANATORY LANGUAGE THAT SUBSTANTIAL DOUBT EXISTS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN

The independent auditor’s report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern. The report states that we depend on the continued contributions of our executive officers to work effectively as a team, to execute our business strategy and to manage our business. The loss of key personnel, or their failure to work effectively, could have a material adverse effect on our business, financial condition, and results of operations. If we are unable to obtain sufficient financing in the near term or achieve profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

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

VOLATILITY IN OUR COMMON SHARE PRICE MAY SUBJECT US TO SECURITIES LITIGATION, THEREBY DIVERTING OUR RESOURCES THAT MAY HAVE A MATERIAL EFFECT ON OUR PROFITABILITY AND RESULTS OF OPERATIONS.

As discussed in the preceding risk factors, the market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

RISKS RELATING TO OUR CURRENT FINANCING ARRANGEMENT:

THERE ARE A LARGE NUMBER OF SHARES UNDERLYING OUR SECURED CONVERTIBLE NOTES AND WARRANTS THAT MAY BE AVAILABLE FOR FUTURE SALE AND THE SALE OF THESE SHARES MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

As of September 15, 2008, we had 12,847,251 shares of common stock issued and outstanding.

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
We have substantial obligations to issue shares of common stock on conversion of our secured convertible notes.

The following is an example of the amount of shares of our common stock issuable on conversion of the principal amount of our $1,500,000 secured convertible notes issued under the Securities Purchase Agreement, dated August 16, 2007, based on market prices of our common stock 25%, 50% and 75% below the market price as of August 6, 2008 of $0.45

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

FORWARD-LOOKING STATEMENTS

This Annual Report contains certain forward-looking statements regarding management’s plans and objectives for future operations including plans and objectives relating to our planned marketing efforts and future economic performance. The forward-looking statements and associated risks set forth in this Annual Report include or relate to, among other things, (a)  our growth strategies, (b) anticipated trends in our industry, (c) our ability to obtain and retain sufficient capital for future operations, and (d) our anticipated needs for working capital. These statements may be found under “Management’s Discussion and Analysis or Plan of Operations” and “Business,” as well as in this Annual Report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this Annual Report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Annual Report will in fact occur.

The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions described herein. The assumptions are based on judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Accordingly, although we believe that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, as disclosed elsewhere in the “Risk Factors” section of this prospectus, there are a number of other risks inherent in our business and operations which could cause our operating results to vary markedly and adversely from prior results or the results contemplated by the forward-looking statements. Management decisions, including budgeting, are subjective in many respects and periodic revisions must be made to reflect actual conditions and business developments, the impact of which may cause us to alter marketing, capital investment and other expenditures, which may also materially adversely affect our results of operations. In light of significant uncertainties inherent in the forward-looking information included in this prospectus, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

Some of the information in this prospectus contains forward-looking statements that involve substantial risks and uncertainties. Any statement in this prospectus and in the documents incorporated by reference into this prospectus that is not a statement of an historical fact constitutes a “forward-looking statement”. Further, when we use the words “may”, “expect”, “anticipate”, “plan”, “believe”, “seek”, “estimate”, “internal”, and similar words, we intend to identify statements and expressions that may be forward- looking statements. We believe it is important to communicate certain of our expectations to our investors. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions that could cause our future results to differ materially from those expressed in any forward-looking statements. Many factors are beyond our ability to control or predict. You are accordingly cautioned not to place undue reliance on such forward-looking statements. Important factors that may cause our actual results to differ from such forward-looking statements include, but are not limited to, the risk factors discussed herein.

ITEM 2. PROPERTIES.

As of fiscal year end May 31, 2008, the Company maintains its corporate executive office in Oviedo, Florida. The CEO of the Company has been providing the office space at no charge to the Company as a courtesy to the Company.

ITEM 3. LEGAL PROCEEDINGS

The Company may become involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, except as discussed above, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations, or liquidity.

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

In connection with the litigation above, John Zaring and Bianca Cioffi filed a claim against us with the American Arbitration Association (“AAA”). The Company is currently preparing its defense and believes, John Zaring and Bianca Cioffi claims are without merit. Counsel for the Company has expressed the opinion that the Company will prevail in this action.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company submitted no matters to a vote of its security holders during the fiscal year ended May 31, 2008.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

SportsQuest common stock is traded in the over-the-counter market under the symbol “SPQS.PK.”

At May 31, 2008, there were 12,399,700 shares of common stock of SportsQuest outstanding and there were approximately 137 shareholders of record of the Company’s common stock.

The following table sets forth for the periods indicated the high and low bid quotations for SportsQuest’s common stock. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions.

Fiscal Year Ended May 31, 2008	High	Low
First Quarter (November – January, 2007)	$.14	$.11
Second Quarter (February – April 2007)	$.15	$.15
Third Quarter (May – July 2007)	$.75	$.16
Fourth Quarter (August – October 2007)	$.45	$.45

First Quarter ( November – January, 2008)	$.04	$.035
Second Quarter (February – April 2008)	$.05	$.04
Third Quarter ( April - May 2008)	$.04	$.04

On August 31, 2008, the closing bid price of our common stock was $.45

Dividends

SportsQuest has never paid dividends on any of its common stock shares. SportsQuest does not anticipate paying dividends at any time in the foreseeable future and any profits will be reinvested in SportsQuest’s business. SportsQuest’s Transfer Agent and Registrar for the common stock is Continental Stock Transfer & Trust Company, 17 Battery Place, 8th floor, New York, NY 10004 to serve in the capacity of transfer agent.

 Recent sales of unregistered securities

On May 15, 2008, R. Thomas Kidd executed an agreement with DoMar Exotic Furnishings, Inc.(the “Agreement”) whereby pursuant to the terms and conditions of that Agreement, DoMar Exotic Furnishings, Inc. purchased 100,000 Series A Preferred Convertible Shares of our company owned by R. Thomas Kidd, which represents approximately seventy-nine percent (79%) of our capital stock of SportsQuest, Inc. The Closing of the transaction occurred on May 20, 2008.

As consideration for the 100,000 Series A Preferred Convertible Shares, DoMar Exotic Furnishings, Inc issued R. Thomas Kidd six million, five hundred thousand (6,500,000) shares of DoMark International, Inc. common stock. In addition, R. Thomas Kidd was appointed as Chief Executive officer and a member of the Board of Directors of DoMar Exotic Furnishings, Inc.

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

Transfer Agent

The Company engaged Continental Stock Transfer & Trust Company, 17 Battery Place, 8th floor, New York, NY 10004 to serve in the capacity of transfer agent.

ITEM 6. SELECTED FINANCIAL DATA.

The following information has been summarized from financial information included elsewhere and should be read in conjunction with such financial statements and notes thereto.

Summary of Statements of Operations of SportsQuest, Inc.

Year Ended May 31, 2008

Statement of Operations Data
Years Ended May 31,
2008

Revenues	$15,750
Operating and Other Expenses	(1,422,546)

Net Loss	$(1,406,796)

Balance Sheet Data:

Years Ended May 31,
2008

Current Assets	$138,595
Total Assets	14,766,521
Current Liabilities	3,993,436
Non Current Liabilities	988,514
Total Liabilities	4,981,949
Working Capital (Deficit)	(3,854,840)
Shareholders'Equity (Deficit)	$9,784,572

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OR PLAN OF OPERATION.

The following is management’s discussion and analysis of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management. This report includes forward-looking statements. Generally, the words “believes,” “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-K.

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

Stock Based Compensation

In December 2004, the FASB issued a revision of SFAS No. 123 ("SFAS No. 123(R)") that requires compensation costs related to share-based payment transactions to be recognized in the statement of operations. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123(R) replaces SFAS No. 123 and is effective as of the beginning of January 1, 2006. Based on the number of shares and awards outstanding as of December 31, 2005 (and without giving effect to any awards which may be granted in 2006), we do not expect our adoption of SFAS No. 123(R) in January 2006 to have a material impact on the financial statements.

FSP FAS 123(R)-5 was issued on October 10, 2006. The FSP provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website. The Company has adopted SP FAS 123(R)-5 but it did not have a material impact on its consolidated results of operations and financial condition.

Accounting Policies and Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.
As such, in accordance with the use of accounting principles generally accepted in the United States of America, our actual realized results may differ from management’s initial estimates as reported. A summary of significant accounting policies are detailed in notes to the financial statements which are an integral component of this filing.

Revenues

We have adopted the Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 104, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements.

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

Recent Developments

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

On September 25, 2007, pursuant to a Bring Down Agreement and Amendment (the “Bring Down and Amendment”), among the Company, Zaring/Cioffi Entertainment, Inc., Zce, David Quinn (“Quinn”) and Jeff Merriman Cohen (“Cohen”), Quinn and Cohen, the sole members of Q-C, assumed the rights, obligations, and liabilities of Q-C under the Exchange Agreement, as amended by the Bring Down and Amendment. Under the terms of the Exchange Agreement, as amended by the Bring Down and Amendment, the Company purchased 100% of the issued and outstanding shares of Zaring-Cioffi from its shareholders, ZCE, Quinn and Cohen, in exchange for the issuance of 409,836 shares of restricted common stock of the Company to ZCE and 409,836 shares of restricted common stock of the Company to Cohen and Quinn, which stock in the aggregate was valued at $500,000. In addition, the Company issued warrants (the “Warrants”) to purchase an aggregate 400,000 shares of restricted common stock of the Company to the shareholders of Zaring-Cioffi according to the following Schedule:

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

Target Acquisitions

We have targeted several other sports entities for acquisition and believe that we will be successful in an acquisition strategy to grow our sports marketing platforms, but no assurance can be given that we will achieve our objectives..

Title Sponsorship

We have executed an agreement with NewsUSA to provide a presenting title media sponsorship in the form of $10 million of print and radio media for promotion of us and our subsidiaries. In connection with that agreement, the Company is obligated to issue shares of its restricted common stock. The agreement was cancelled by mutual agreement in August, 2008.

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

RESULTS OF OPERATIONS

 Transition Period Ended May 31, 2008

Revenues for Period Ended May 31, 2008 was $15,750.. This revenue is directly the result of changes in the Company's strategic direction in core operations. We continue to aggressively pursue and devote its resources and focus its direction in building asset value. We have further refocused in new acquisitions to increase our revenues and cash flow.

General and administrative expenses for the Period Ended May 31, 2008 was $994,708 This increase is attributed to the Company's increase in acquisitions and issuance of stock for compensations and issuance of warrants with convertible debt.

Interest expense for period ended May 31, 2008 increased to $245,643. This increase is a result of embedded warrants in certain bond and loan payables of our subsidiary SportsQuest, Inc. which required us to accrue for the beneficial conversations feature in theses derivatives.

The loss for period ended May 31, 2008 decreased to ($1,406,796). The increase in loss is due to the increase in non cash transactions for services rendered and warrants issued for convertible debt. .

No tax benefit was recorded on the expected operating loss for period ended May 31, 2008 as required by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. For the quarter ended we do not expect to realize a deferred tax asset and it is uncertain, therefore we have provided a 100% valuation of the tax benefit and assets until we are certain to experience net profits in the future to fully realize the tax benefit and tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Our operating requirements have been funded primarily on its sale of media content, financing facilities, and sales of our common stock. During the period ended May 31, 2008, our net proceeds from the media content were $15,750. We believe that the cash flows are inadequate to repay the capital obligations and have relied upon the sale of common stock to sustain its operations.

Cash (used) operating activities for the period ended May 31, 2008 was $312,489. We have focused on core operations which results in an increase in acquisitions. However we are still operating in a deficit. We have depreciation expenses for the period ended May 31, 2008 of $394.

Cash (used) in investing activities was (179,937) for the period ended May 31, 2008. We have advanced to affiliates of $179,937.

Cash provided by financing activities was $327,910 for the period ended May 31, 2008. Financing activities primarily consisted of proceeds from bond and loan payables from third parties. We do not have adequate cash flows to satisfy its obligations although have improved cash flow and anticipates have adequate cash flows in the upcoming fiscal period. We received proceeds from our bond issuance of $70,448, we received proceeds from our loan payables of $255,205.

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

Other Considerations

There are numerous factors that affect the business and the results of its operations. Sources of these factors include general economic and business conditions, federal and state regulation of business activities, the level of demand for product services, the level and intensity of competition in the media content industry, and the ability to develop new services based on new or evolving technology and the market's acceptance of those new services, our ability to timely and effectively manage periodic product transitions, the services, customer and geographic sales mix of any particular period, and our ability to continue to improve our infrastructure including personnel and systems to keep pace with our anticipated rapid growth.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do hold any derivative instruments but do not engage in any hedging activities. We are in the business of acquiring successfully operating subsidiaries to build the value of our Company.

ITEM 8. FINANCIAL STATEMENTS

SPORTSQUEST, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
SPORTSQUEST, INC.

We have audited the accompanying consolidated balance sheet of SportsQuest, Inc. and Subsidiaries as of May 31, 2008, and the related consolidated statements of operations, changes in shareholders' deficiency and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of SportsQuest, Inc. and Subsidiaries as of May 31, 2007 were audited by other auditors whose report dated August 8, 2008, expressed an unqualified opinion, with an explanatory paragraph relating to the assumption the Company will continue as a going concern, on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SportsQuest, Inc., Inc and Subsidiaries, as of May 31, 2008, and the results of their operations and their cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America.

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has operating and liquidity concerns, has incurred an accumulated deficit of approximately $2,852,972 through the period ended May 31, 2008, and current liabilities exceeded current assets by approximately $3,854,841 at May 31, 2008. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

Kramer Weisman and Associates LLP
Davie, Florida
September 15, 2008

SPORTSQUEST, INC.
CONSOLIDATED BALANCES SHEETS
FOR PERIOD ENDED MAY 31, 2008

2008
ASSETS:
CURRENT ASSETS
Cash	$13,553
Prepaid expenses and other current assets	125,043
Total current assets	138,595

PROPERTY AND EQUIPMENT, net	7,099

Due from affiliate	717,077
Intangible assets - media content	10,000,000
Investment in unconsolidated subsidary	3,903,750
TOTAL ASSETS	$14,766,521

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$73,739
Accrued expenses and other liabilities	15,947
Notes from affiliates	3,903,750
Total current liabilities	3,993,436

COMMITMENTS AND CONTINGENCIES:	-

Convertible note payable	255,205
Bond payable	733,308
Total liabilities	4,981,950

STOCKHOLDERS' EQUITY:
Preferred stock, $.0001 par value, 1,200,000 shares authorized, 100,000 issued as of May 31, 2008	10
Common stock, $.0001 par value, 98,800,000 shares authorized, 12,397,594 issued and outstanding as of May 31, 2008	1,240
Treasury stock	(10,000)
Additional Paid-in capital	9,833,995
Common stock subscribed, not issued	2,812,300
Accumulated deficit	(2,852,972)
Total stockholders' equity	9,784,572

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,766,521

The accompanying notes are an integral part of these consolidated financial statements.

SPORTSQUEST,INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR PERIOD ENDED MAY 31, 2008

2008

REVENUES:
Revenue	$15,750
15,750
OPERATING EXPENSES:
General and administrative expenses	994,708
Sales and marketing expenses	-
Depreciation and amortization	394
Total operating expenses	995,102
OPERATING LOSS	(979,352)

OTHER (INCOME) AND EXPENSES
Interest expense	245,653
Impairment of assets	189,534
Gain on the sale of assets	(7,743)
Total other expense	427,444

NET (LOSS)	$(1,406,796)

NET (LOSS) INCOME PER SHARE:
Basic and diluted:	$(0.12)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted:	12,147,594

The accompanying notes are an integral part of these consolidated financial statements.

SPORTSQUEST, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR PERIOD ENDED MAY 31, 2008

						Additional	Common Stock
	Preferred Stock		Common Stock		Treasury	Paid-in	Subscribed	Accumulated
	Shares	Amount	Shares	Amount	Stock	Capital	Note Issued	Deficit	Total

OCTOBER 31, 2007	-	$-	11,897,594	$1,190	$-	$8,784,245	$-	$(1,446,177)	$7,339,258

Bond issuance						170,000			170,000

Purchase of treasury stock					(10,000)				(10,000)

Warrantes issued						804,800			804,800

Preferred stock issued	100,000	10							10

Common stock issued for compensation			500,000	50		74,950			75,000

Common stock subscribed, not issued							2,812,300		2,812,300

Net loss								(1,406,796)	(1,406,796)

MAY 31, 2008	100,000	$10	12,397,594	$1,240	$(10,000)	$9,833,995	$2,812,300	$(2,852,972)	$9,784,572

SPORTSQUEST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR PERIOD ENDED MAY 31, 2008

2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss)	$(1,406,796)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	394
Purchase of treasury stock	(10,000)
Commons stock issued for services	75,000
Impairments of assets	189,534
Preferred stock issued	10
Warrants issued	804,800
Bond issued	170,000
Changes in operating assets and liabilities:
Prepaid and other current assets	(40,350)
Accounts payable	(30,500)
Accrued expenses and other liabilities	(64,580)
Net cash (used) in operating activities	(312,489)

CASH FLOWS FROM INVESTING ACTIVITIES:
Note receivable affiliates	(179,937)
Net cash (used in) by investing activities	(179,937)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received on bond payable	70,448
Proceeds from the sale of assets	2,257
Cash received on loans payable	255,205
Net cash provided by financing activities	327,910

(DECREASE) IN CASH	(164,516)
CASH, BEGINNING OF YEAR	178,069
CASH, END OF YEAR	$13,553

2008

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$245,643
Common stock issued for services	$75,000
Value of warrants from convertible note payable	$804,800
Preferred stock issued as compensation	$10

The accompanying notes are an integral part of these consolidated financial statements.

SPORTSQUEST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED MAY 31, 2008

NOTE 1 – BACKGROUND

SportsQuest, Inc. (“SportsQuest”) is a majority, 79%, owned subsidiary of DoMark. The Sportsquest business was created to develop, own and manage high end sports events and their operating entities, as well as executing a growth strategy involving acquisition of diverse and effective sports marketing platforms. SportsQuest was incorporated in April 3, 1986 in Delaware under the name Bay Head Ventures, Inc. The Company has been managing the US Pro Golf Tour and anticipates it will continue to manage USPGT for the foreseeable future. SportsQuest trades on the Pink Sheets under “SPQS.PK”. SportsQuest holds significant value in content media and is refocusing is business model.

On August 17, 2007,SportsQuest, Inc. entered into a Stock Issuance, Assumption and Release Agreement (the “Assumption Agreement”), by and among SportsQuest, Inc. and Greens Worldwide Incorporated (“Greens”) and AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC (collectively, the “Greens Worldwide Investors”). The transactions contemplated by the Assumption Agreement include the following:

The issuance by Greens of 390,000 shares of its Series A Convertible Preferred Stock, par value $10.00 per share, to SportsQuest, Inc.; and;

The assumption by SportsQuest of 50% of Greens indebtedness to the Greens Worldwide Investors under a Securities Purchase Agreement, dated as of March 22, 2007, by and among Greens and the Greens Worldwide Investors (the “Greens Worldwide Agreement”).

Greens is an unconsolidated subsidiary of SportsQuest, Inc.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has year end losses from operations and had minimal revenues from operations in 2008. During the year ended May 31, 2008 the Company incurred net loss of $1,406,796. Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are as follows:

Principles of Consolidation

The accompanying financial statements represent the consolidated financial position and results of operations of the Company and include the accounts and results of operations of the Company and its majority owned subsidiary. The accompanying financial statements include only the active entity of SportsQuest, Inc.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also affect the reported amounts of revenues, costs and expenses during the reporting period. Management evaluates these estimates and assumptions on a regular basis. Actual results could differ from those estimates.

The primary management estimates included in these financial statements are the impairment reserves applied to various long-lived assets, allowance for doubtful accounts for gateway access fees and licensing fees, and the fair value of its stock tendered in various non-monetary transactions.

Reclassification

Certain prior period amounts have been reclassified to conform to current year presentations.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At May 31, 2008, cash and cash equivalents include cash on hand and cash in the bank.

Property and Equipment

Property and equipment is recorded at cost and depreciated over the estimated useful lives of the assets using principally the straight-line method. When items are retired or otherwise disposed of, income is charged or credited for the difference between net book value and proceeds realized thereon. Ordinary maintenance and repairs are charged to expense as incurred, and replacements and betterments are capitalized. The range of estimated useful lives used to calculated depreciation for principal items of property and equipment are as follow:

Asset Category	Depreciation/ Amortization Period
Computer Equipment	3 Years
Office equipment	5 Years

Income Taxes

Deferred income taxes are provided based on the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), to reflect the tax effect of differences in the recognition of revenues and expenses between financial reporting and income tax purposes based on the enacted tax laws in effect at May 31, 2008.

Net Loss Per Share

Basic earnings per share is computed in accordance with FASB No. 128 Earnings Per Share, by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. As of May 31, 2008, there were no potential dilutive instruments that could result in share dilution.

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents, licensing receivable, prepaid expenses, other assets, and accounts payable, income tax payable, and other current liabilities carrying amounts approximate fair value due to their most maturities.

Stock-Based Compensation

Financial Statement Position (“FSP”) FAS No. 123(R)-5 was issued on October 10, 2006. The FSP provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website. The Company has adopted SP FAS No. 123(R)-5 but it did not have a material impact on its consolidated results of operations and financial condition.

Goodwill and Other Intangible Assets

The Company adopted Statement of Financial Accounting Standard (“SFAS No.”) No. 142, Goodwill and Other Intangible Assets, effective July 1, 2002. As a result, the Company discontinued amortization of goodwill, and instead annually evaluates the carrying value of goodwill and other intangible assets for impairment, in accordance with the provisions of SFAS No. 142. There was no impairment of goodwill or other intangible assets in Fiscal 2008

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangible assets are tested for impairment annually. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no events or changes in circumstances that necessitated a review of impairment of long lived assets.

Concentration of Credit Risk

The Company maintains its operating cash balances in banks in Oviedo Florida. The Federal Depository Insurance Corporation (FDIC) insures accounts at each institution up to $100,000.

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily trade accounts receivable. The trade accounts receivable are due primarily from small business customers in numerous geographical locations throughout the United States.

The Company estimates and provides an allowance for uncollectible accounts receivable.

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

Recent Accounting Pronouncements

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The FSP affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. This FSP is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP EITF 03-6-1 on its consolidated financial position and results of operations.

Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an entity's Own Stock

In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock" (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 07-5 on its consolidated financial position and results of operations.

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations. The FSP requires retrospective application to the terms of instruments as they existed for all periods presented. The FSP is effective as of January 1, 2009 and early adoption is not permitted. The Company is currently evaluating the potential impact of FSP APB 14-1 upon its consolidated financial statements.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (FAS No.162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles". The implementation of this standard will not have a material impact on the Company's consolidated financial position and results of operations.

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

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. The Company does not expect the effect that its adoption of SFAS No. 141(R) will have on its consolidated results of operations and financial condition.

Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (SFAS No. 160). This Statement amends the original Accounting Review Board (ARB) No. 51 “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and may not be applied before that date. The does not expect the effect that its adoption of SFAS No. 160 will have on its consolidated results of operations and financial condition.

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

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment, net at May 31, consist of the following:

	Years	2008
Computer Equipment	3	$8,100

Total property and equipment		8,100

Less: accumulated depreciation		(1,001)
		$7,099

The depreciation expense for the years ended May 31, 2008 was $394.

NOTE 5 – INTANGIBLE ASSETS

Property and equipment, net at May 31, consist of the following:

	Years	2008
Media content	3	$10,000,000

Total intangible assets		10,000,000

Less: accumulated amortization		(-)
		$10,000,000

The Company has not amortized these assets as they were purchased late in the year and have not been placed in services as of May 31, 2008.

NOTE 6 – NOTE PAYABLE

Notes payable comprise the following:

•
On February 26, 2008, SportsQuest, Inc. entered into a Securities Purchase Agreement (the “Purchase Agreement”), by and among SportsQuest, Inc. (“Parent”), and SportsQuest Management Group, Inc. (the “Subsidiary”). The Parent SportsQuest, Inc., and Subsidiary, SQ Mgt Group are collectively referred to as the “Company” and the secured party’s signatory and their respective endorsees, transferees and assigns are collectively the “Secured Party”. The transactions contemplated by the Purchase Agreement resulted in a funding of a total of $250,000 into the Company.

The Callable Secured Convertible Notes issued for the $250,000 resulted in a beneficial conversion factor that was valued at $170,000 on the date of issuance which was accounted for as additional paid in capital and the value of this beneficial conversion factor will be amortized over the conversion or when a note is converted during the period available for conversion.

The Purchase Agreement provided that the Parent shall issue to the Secured Party certain of SportsQuest 8% Callable Secured Convertible Notes, due three years from the date of issue, which are convertible into shares of SportsQuest Common Stock, par value $0.0001 per share and the Parent shall issue the Secured Party certain Common Stock purchase warrants.

AJW Master Fund or its registered assigns, is entitled to purchase from SportsQuest 2,000,000 fully paid and non-assessable shares of the Company’s Common Stock, par value $0.0001 per share, at an exercise price per share equal to $0.003.

AJW Partners, LLC or its registered assigns, is entitled to purchase from SportsQuest 2,000,000 fully paid and non-assessable shares of the Company’s Common Stock, par value $0.0001 per share, at an exercise price per share equal to $0.003.

New Millennium Capital Partners II, LLC or its registered assigns, is entitled to purchase from the Company SportsQuest, Inc. 6,000,000 fully paid and non-assessable shares of Common Stock, par value $0.0001 per share, at an exercise price per share equal to $0.003.

•
On August 16, 2007, SportsQuest, Inc. entered into a Securities Purchase Agreement (the “Purchase Agreement”), by and among the Company and AJW Partners, LLC, AJW Master Fund, Ltd. and New Millennium Capital Partners II, LLC (collectively, the “Air Brook Investors”). The transactions contemplated by the Purchase Agreement will result in a funding of a total of $1,500,000 into the Company.

The Purchase Agreement provided for the sale by SportsQuest to the SportsQuest Investors of callable secured convertible notes with an aggregate face amount of $1,500,000, plus interest (the “Facility Notes”). The Air Brook Investors purchased from the Company at closing Facility Notes with an aggregate face amount of $500,000 and are required to purchase additional Facility Notes with an aggregate face amount of $500,000 from the Company upon each of (i) the filing of the registration statement required by the Registration Rights Agreement and (iii) the declaration of effectiveness of such registration statement by the Securities and Exchange Commission. The Facility Notes accrue interest at a rate of 8% per year, require quarterly interest payments in certain circumstances related to the market price of the Company’s common stock, and are due and payable on August 16, 2010 (the “Maturity Date”). The Company is not required to make any principal payments until the Maturity Date, but it has the option to prepay the amounts due under the Facility Notes in whole or in part at any time, subject to the payment of varying prepayment penalties depending on the time of such prepayment, as set forth in the Facility Notes. The Facility Notes are convertible into common stock of the Company at a discount to the then current fair market value of the Company’s common stock, as set forth in the Facility Notes.

In addition, the Purchase Agreement provided for the issuance by SportsQuest to the SportsQuest Investors of warrants to purchase 10,000,000 shares of SportsQuest common stock (the “Warrants”). Each Warrant permits its holder to acquire shares of SportsQuest common stock at an exercise price of $0.25 per share at any time through August 16, 2014.

SportsQuest allocated the proceeds received between the Facility Notes issued and the warrant based on the relative fair values at the time of issuance in accordance with APB Opinion 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. The Company then further allocated the proceeds received to the beneficial conversion feature in accordance with EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and the guidance in EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments. The fair value of the warrant was estimated on the date of issuance using the Black-Scholes valuation model and the assumptions described in the table below:

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

As a condition to entering into the Purchase Agreement, SportsQuest and the SportsQuest Investors entered into a Registration Rights Agreement, dated as of August 16, 2007. As set forth in the Registration Rights Agreement, SportsQuest has agreed to file a registration statement with the Securities and Exchange Commission, within 30 days, to cover the resale by the SportsQuest Investors of the shares of SportsQuest common stock into which the Facility Notes are convertible. The Company has further agreed to use its best efforts to have such registration statement declared effective and to keep such registration statement effective until the earlier of (i) the date on which all of the securities covered by the registration statement have been sold and (ii) the date on which such securities may be immediately sold to the public without registration or restriction. The Company has also granted piggyback registration rights to the SportsQuest Investors, to the extent that it files a registration statement for its own account, for the same period.

•
On August 16, 2007, SportsQuest loaned $500,000 to Lextra Management Group, Inc. (“Lextra”), as set forth in a callable secured note (the “Lextra Note”) containing terms substantially similar to the Facility Notes. The Lextra Note, however, does not contain any provision for the outstanding amount due under it to be converted into Lextra’s stock. This note was satisfied during the period through the Asset Purchase Agreement referred to in note 9.

•
On August 17, 2007, SportsQuest entered into a Stock Issuance, Assumption and Release Agreement (the “Assumption Agreement”), by and among the Company and Greens Worldwide Incorporated (“Greens Worldwide”) and AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC (collectively, the “Greens Worldwide Investors”). The transactions contemplated by the Assumption Agreement include the following:

•	The issuance by Greens Worldwide of 390,000 shares of its Series A Convertible Preferred Stock, par value $10.00 per share (the “Series A Preferred Stock”), to SportsQuest; and

•
The assumption by SportsQuest of 50% of Greens Worldwide’s indebtedness to the Greens Worldwide Investors under a Securities Purchase Agreement, dated as of March 22, 2007, by and among Greens Worldwide and the Greens Worldwide Investors (the “Greens Worldwide Agreement”).

Under the terms of the Assumption Agreement, the Greens Worldwide Investors will release Greens Worldwide from its obligations under the notes described above. In consideration for such release, SportsQuest will issue to the SportsQuest Investors (who are the successors to the Greens Worldwide Investors) callable secured convertible notes with an aggregate face amount of $3,903,750, including interest (collectively, the “Assumption Notes”), and Greens Worldwide will issue to the SportsQuest Investors callable secured convertible notes with an aggregate face amount of $3,903,750, including interest. The Assumption Notes have the same terms and conditions as the notes described above, except that the Assumption Notes are convertible into SportsQuest common stock.

SportsQuest has elected to account for the investment at cost since Greens Worldwide does not have common shares for SportsQuest to convert its preferred and it is unlikely that Greens Worldwide will have common shares in the short term. In the event that Greens Worldwide has sufficient common shares available for conversion, and SportsQuest was to exercise its conversion rights, SportsQuest would not own more than 50% of the voting common shares of Greens Worldwide.

•
On September 25, 2007, SportsQuest entered into an Exchange Agreement that stipulated that the Company shall pay ZCE the sum of $150,000 in cash at the closing (the “Closing Cash Payment”). Under the Bring Down and Amendment, the parties acknowledged that the Closing Cash Payment was intended to be used to pay off certain debts of ZCE (the Debt”). Pursuant to the Bring Down and Amendment, the parties agreed that the Closing Cash Payment would be paid to ZCE at closing. Instead, the parties amended the cash payment and SportsQuest agreed to service the Debt after closing according to the then current monthly schedule and pursuant to the terms of the Bring Down and Amendment. SportsQuest agreed in the Bring Down and Amendment to pay off the Debt in full on the closing of the sale of callable secured convertible notes in the aggregate principal amount of $500,000 to AJW Master Fund, Ltd., AJW Partners, LLC (collectively, “NIR”) pursuant to the Securities Purchase Agreement, dated August 16, 2007, among the Company and NIR, which closing shall occur within five business days after the declaration of the effectiveness of the Form SB-2 registration Statement filed by the Company with the Securities and Exchange Commission on September 14, 2007.

NOTE 7 – STOCKHOLDER’S EQUITY

During the year ended May 31, 2008 and 2007:

Quarter Ended	Stock issued	Cash Received	Non Cash
	for Cash		Stock Issued
Year Ended May 31, 2008	-	-	500,000

On May 15, 2008, our President and Chief Executive Officer executed an agreement with DoMar Exotic Furnishings, Inc. (the “Agreement”) whereby pursuant to the terms and conditions of that Agreement, DoMar, Inc. purchased of 100,000 Series A Preferred Convertible Shares of our company owned by R. Thomas Kidd which represents approximately seventy-nine percent (79%) of our capital stock of SportsQuest, Inc. The Closing of the transaction occurred on May 20, 2008.

In February, 2008 500,000 common shares were issued to a Board of Director for services rendered.

NOTE 8 – INCOME TAXES

The provision (benefit) for income taxes from continued operations for the years ended May 31, 2008 and 2007 consist of the following:

May 31,
2008
Current:
Federal	$(564,264)
State	(-)
(564,264)
Deferred:
Federal	564,264
State	-
564,264
Benefit from the operating loss carryforward	-
(Benefit) provision for income taxes, net	$-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

May 31,
2008

Statutory federal income tax rate	34.0%
State income taxes and other	0.0%
Effective tax rate	34. %

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

May 31,
2008

Net operating loss carryforward	2,852,972
(2,852,972)

Deferred income tax asset	$-

The Company has a net operating loss carryforward of approximately $2,852,972 available to offset future taxable income through 2028.

NOTE 9 – SUBSEQUENT EVENTS

On August 23, 3007, SportsQuest entered into an Investment Agreement (the “Investment Agreement”) with Dutchess Private Equities Fund, Ltd., a Cayman Islands exempted company (“Dutchess”). The Investment Agreement provides for the Company’s right, subject to certain conditions, to require Dutchess to purchase up to $50,000,000 of SportsQuest common stock at a seven percent discount to market over the 36 month period following a registration statement covering such common stock being declared effective by the Securities and Exchange Commission.

As a condition to entering into the Investment Agreement, SportsQuest and Dutchess entered into a Registration Rights Agreement, dated as of August 23, 2007 (the “Registration Rights Agreement”). As set forth in the Registration Rights Agreement, the Company has agreed to file a registration statement with the Securities and Exchange Commission within 45 days after the date of the Registration Rights Agreement to cover the resale by Dutchess of the shares of the Company’s common stock issued pursuant to the Investment Agreement. SportsQuest has agreed to initially register for resale 10,000,000 shares of its common stock which would be issuable on the date preceding the filing of the registration statement based on the closing bid price of SportsQuest common stock on such date and the amount reasonably calculated that represents common stock issuable to other parties as set forth in the Investment Agreement except to the extent that the Securities and Exchange Commission requires the share amount to be reduced as a condition of effectiveness. SportsQuest has further agreed to use all commercially reasonable efforts to cause the registration statement to be declared effective by the Securities and Exchange Commission within 120 days after the date of the Registration Rights Agreement and to keep such registration statement effective until the earlier to occur of the date on which (a) Dutchess shall have sold all of the shares of common stock issued or issuable pursuant to the Investment Agreement; or (b) Dutchess has no right to acquire any additional shares of common stock under the Investment Agreement.

NOTE 10- COMMITMENTS AND CONTINGENCIES

ZCE, INC.

On September 27, 2007, the Company completed an Exchange Agreement entered into on August 20, 2007 with Zaring-Cioffi Entertainment, LLC, a California limited liability company (“Zaring-Cioffi”), ZCE, Inc., a California corporation (“ZCE”), and Q-C Entertainment, LLC, a Washington limited liability company (“Q-C”). Pursuant to a Bring Down Agreement and Amendment (the “Bring Down and Amendment”), dated September 25, 2007, among the Company, Zaring/Cioffi Entertainment, Inc., Zce, David Quin (“Quin”) and Jeff Merriman Cohen (“Cohen”), Quin and Cohen, the sole members of Q-C, assumed the rights, obligations and liabilities of Q-C under the Exchange Agreement, as amended by the Bring Down and Amendment. Under the terms of the Exchange Agreement, as amended by the Bring Down and Amendment, the Company purchased 100% of the issued and outstanding shares of Zaring-Cioffi from its shareholders, ZCE, Quin and Cohen, in exchange for the issuance of 409,836 shares of restricted common stock of the Company to ZCE and 409,836 shares of restricted common stock of the Company to Cohen and Quin, which stock in the aggregate was valued at $500,000. In addition, the Company issued warrants (the “Warrants”) to purchase an aggregate 400,000 shares of restricted common stock of the Company to the shareholders of Zaring-Cioffi according to the following Schedule:

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

This matter is presently in litigation and the Company has been assured by its counsel that it will prevail in this matter.

NOTE 11 – NET LOSS PER SHARE

Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the year. The company considers the outstanding warrants granted for diluted earnings per share for the year ended May 31, 2008 and 2007 respectively because the effect of their inclusion would be anti-dilutive.

NOTE 12 – RELATED PARTY TRANSACTIONS

On February 15, 2008, SportsQuest issued 500,000 of its common shares to a Company Director as compensation for a value of $75,000, or $.15 per share.

The 2007, Air Brook Limousine notified us that it had experienced extraordinary increases in the cost of performing the agreements and advised us of its intent to cancel the contracts. As part of a settlement of issues, we entered into an Agreement and Plan of Reorganization dated March 8, 2007, pursuant to which, among other things, we agreed that A.B. Park & Fly would be merged with and into a wholly-owned subsidiary of Air Brook Limousine, wherein the separate existence of A.B. Park & Fly would cease. In consideration for the preceding, Air Brook Limousine agreed to deliver to us 150,000 shares of our common stock, which we canceled as outstanding shares. This merger was completed on March 15, 2007.

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

NOTE 12 – STOCK BASED COMPENSATION

The Company issues stock options from time to time to executives, key employees and members of the Board of Directors. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and continues to account for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, no compensation cost has been recognized for the stock options granted to employees.

In December 2004, the FASB issued a revision of SFAS No. 123 ("SFAS No. 123(R)") that requires compensation costs related to share-based payment transactions to be recognized in the statement of operations. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123(R) replaces SFAS No. 123 and is effective as of the beginning of January 1, 2006. Based on the number of shares and awards outstanding as of December 31, 2005 (and without giving effect to any awards which may be granted in 2006), we do not expect our adoption of SFAS No. 123(R) in January 2006 to have a material impact on the financial statements.

Financial Statement Position (“FSP”) FAS No. 123(R)-5 was issued on October 10, 2006. The FSP provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website. The Company has adopted SP FAS No. 123(R)-5 but it did not have a material impact on its consolidated results of operations and financial condition.

There were no options granted in the year ended May 31, 2008 and 2007 and all options previously granted have been fully vested and therefore there is no pro forma effect for the year then ended. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

The Company accounts for stock awards issued to nonemployees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18 Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. Under SFAS No. 123 and EITF 96-18, stock awards to nonemployees are accounted for at their fair value as determined under Black-Scholes option pricing model.

* * * * * *

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

 Resignation of Previous Auditor. By letter dated September 6, 2007, Robert G. Jeffrey, C.P.A. (“Jeffrey”), the former auditor and accountant of SportsQuest, Inc. (formerly known as Air Brook Airport Express, Inc.) (the “Company”), resigned, effective August 16, 2007. The report of Jeffrey on the Company’s financial statements for the years ended October 31, 2006 and 2005 did not contain an adverse opinion or disclaimer of opinion and was not modified as to uncertainty, audit scope or accounting principles. The decision to change accountants was not recommended or approved by the board of directors or audit committee of the board of directors. During the 2005 and 2006 fiscal years and the interim period from November 1, 2006 through August 16, 2007, there were no disagreements with Jeffrey, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to Jeffrey’s satisfaction, would have caused him to make reference to the subject matter of the disagreement in connection with his audit report.

During the same period, there were no other events, as described in Item 304(a)(1)(iv)(B) of Regulation S-B.

Appointment of New Auditor. On September 7, 2007, the Company engaged Raiche Ende Malter & Co. LLP (the “First New Auditor”) as its independent registered public accounting firm for the Company’s fiscal year ended October 31, 2007. The decision to engage the New Auditor as the Company’s independent registered public accounting firm was approved by the Company’s board of directors.

The Company did not consult with the First New Auditor, during either of the years ended October 31, 2006 and 2005 or the interim period from November 1, 2006 to September 7, 2007, regarding either the application of accounting principles to a specified transaction, either completed or contemplated, or the type of audit opinion that might be rendered on the Company’s financial statements, or any other matter or event described in Item 304(a)(2)(i) or (ii) of Regulation S-B. The Company did not have the First new Auditor review any quarterly or annual financial statements.

On February, 2007, dismissed Raiche Ende Malter & Co. LLP and retained Gately & Associates, LLC. (the Second new Auditor”) as its independent registered public accounting firm for the Company’s fiscal year ended October 31, 2007. The decision to engage the Second New Auditor as the Company’s independent registered public accounting firm was approved by the Company’s board of directors.

The Company has not consulted with the Second New Auditor, during either of the years ended October 31, 2006 and 2005 or the interim period from November 1, 2006 to September 9, 2007, regarding either the application of accounting principles to a specified transaction, either completed or contemplated, or the type of audit opinion that might be rendered on the Company’s financial statements, or any other matter or event described in Item 304(a)(2)(i) or (ii) of Regulation S-B.

On September 8, 2008, Kramer Wiseman and Associates, LLP ("KWA") was appointed as the independent auditor for SportsQuest, Inc. (the "Company") commencing with the year ending May 31, 2008, and Gately & Associates, LLC. ("Gately") were dismissed as the independent auditors for the Company as of September 8, 2008. The decision to change auditors was approved by the Board of Directors on September 8, 2008.

The report of Gately on the financial statements for either of the one most recent completed fiscal years did not contain any adverse opinion or disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles, except for the following:

“The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the accumulation of losses and shortage of capital raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

During the Company's one most recent interim quarter April 30, 2008, January 31, 2008, and annual report October 31, 2007, there were no disagreements with Gately on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Gately, would have caused it to make reference to the subject matter of the disagreements in connection with its report with respect to the financial statements of the Company.

During the Company's one most recent interim quarter April 30, 2008, January 31, 2008, and annual report October 31, 2007, there were no "reportable events" as such term is described in Item 304(a)(1)(v) of Regulation S-B under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), with respect to the Company.

During the Company's one most recent interim quarter April 30, 2008, January 31, 2008, and annual report October 31, 2007, the Company did not consult with KWA with respect to the Company regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-B under the Exchange Act and the related instructions to Item 304 of Regulation S-B) or a "reportable event" (as such term is described in Item 304(a)(1)(v) of Regulation S-B), or (iii) any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-B.

The Company has furnished a copy of this Report to Gately and requested them to furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made by the Company herein in response to Item 304(a) of Regulation S-K and, if not, stating the respects in which it does not agree. The letter from Gately will be submitted when received with an amended filing.

ITEM 9A. CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, May 31, 2008. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of May 31, 2008.

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer, have has chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of May 31, 2008.

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report on Form 10-K.

There were no changes in our internal control over financial reporting that occurred during the last quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Our principal executive officer and our principal financial officer, report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended May 31, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officer

Mr. R. Thomas Kidd as of August 17, 2007 accepted the position of Chief Executive Officer and a Director of the Company. Information representing Mr. Kidd

R. Thomas Kidd	61	Chairman, President, Chief Executive Officer, and Chief Financial Officer

The Chief Executive Officer of the Company will hold office until additional members or officers are duly elected and qualified. The background and principal occupations of the sole officer and director of the Company is as follows:

R. Thomas Kidd, Chief Executive Officer, of DoMark

Since August, 2007, R. Thomas Kidd is the President and Chief Executive Officer of SportsQuest, Inc., a Delaware corporation that creates,  develops,  owns and manages high end sports events and related operating entities. From January 2007 until August 2007, Mr. Kidd was the Chief Executive Officer of Lextra Management Group, Inc., whose assets were acquired by SportsQuest,  Inc. Prior thereto from July 2005 through  November  2006 he served as the Chief  Executive  Officer and Director of Greens  Worldwide  Incorporated,  a publicly held  company,  and its subsidiary U.S. Golf Tour,  primarily  involved in the development of a new golf organization  and sports  enterprise.  Prior thereto, from April 1999 through
October 2004, Mr. Kidd served as Chief Executive Officer and President of ASGA, Inc., and the American Senior Golf Association.  For approximately the past thirty (30) years, Mr. Kidd has been engaged in various capacities in developing sports organizations including, among others, two (2) national professional golf tours and one (1) senior golf tour.

Richard Altmann	58	Director

Rick Altmann has served as a member of the Board of Directors of SportsQuest, Inc. since September 14, 2007.  Mr.  Altmann has served as the President of American Lawn keepers since 1996.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT 9.A. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS:

The Company is aware that all filings of Form 4 and 5 required of Section 16(a) of the Exchange Act of Directors, Officers or holders of 10% of the Company's shares have not been timely and the Company has instituted procedures to ensure compliance in the future.

ITEM 11. EXECUTIVE COMPENSATION

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation- Ion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation- ion ($)	Total ($)
R. Thomas Kidd	2008 2007	- -							- -
Chief Executive Officer

Summary Compensation Table

The following table sets forth the cash compensation paid by the Company to its Chief Executive Officer and to all other executive officers for services rendered from March 31, 2008 through May 31, 2008. Currently, R. Thomas Kidd is the Chairman, Chief Executive Officer, President and Principle Financial Officer.

2008 SUMMARY COMPENSATION TABLE

2007 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
N	Exercisable	Unexercisable
R. Thomas Kidd	-	—	—	-	-	—	—	—	—

2008 OPTION EXERCISES AND STOCK VESTED TABLE

2008 PENSION BENEFITS TABLE

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
R. Thomas Kidd Chief Executive Officer	—	—	—	—

2008 NONQUALIFIED DEFERRED COMPENSATION TABLE

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)
R. Thomas Kidd Chief Executive Officer	—	—	-	-	-

2008 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
R. Thomas Kidd Chief Executive Officer	—	—	—	—	—	-	-

2008 ALL OTHER COMPENSATION TABLE

Name	Year	Perquisites and Other Personal Benefits ($)	Tax Reimbursements ($)	Insurance Premiums ($)	Company Contributions to Retirement and 401(k) Plans ($)	Severance Payments / Accruals ($)	Change in Control Payments / Accruals ($)	Total ($)
R. Thomas Kidd Chief Executive Officer	2008 2007	-	— —	— —	— —	— —	— —	-

2008 PERQUISITES TABLE

Name	Year	Personal Use of Company Car/Parking	Financial Planning/ Legal Fees	Club Dues	Executive Relocation	Total Perquisites and Other Personal Benefits
R. Thomas Kidd Chief Executive Officer	2008 2007	— —	— —	— —	— —	— —

2008 POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

Name	Benefit	Before Change in Control Termination w/o Cause or for Good Reason	After Change in Control Termination w/o Cause or for Good Reason	Voluntary Termination	Death	Disability	Change in Control
R. Thomas Kidd Chief Executive Officer	Basic salary	-					-

Compensation of Directors

Mr. Kidd is also a member of the board of directors of the Company and is not compensated for those services.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding beneficial ownership of the common stock as of May 31, 2008 by (i) each person who is known by the Company to own beneficially more than 5% of the any classes of outstanding Stock, (ii) each director of the Company, (iii) each of the Chief Executive Officers and the two (2) most highly compensated executive officers who earned in excess of $100,000 for all services in all capacities (collectively, the “Named Executive Officers”) and (iv) all directors and executive officers of the Company as a group.

The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 and 13d-5 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose and is based on 12,397,594 shares beneficially owned as of May 31, 2008. We believe that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted. Unless otherwise stated, the address of each person; 1809 East Broadway # 125, Oviedo, FL 32795.

Name and Address	Shares Owned (1)	Common Stock

R. Thomas Kidd & Joan Kidd	7,474,050	60.0%
1809 East Broadway # 125
Oviedo, Fl 32795

Changes in Control

We are not aware of any arrangements that may result in a change in control of the Company.

DESCRIPTION OF SECURITIES

General

Our authorized capital stock consists of 98,800,000 shares of common stock, par value $ .0001 and 1,200,000 shares of preferred stock, par value $.0001.

Common Stock

The shares of our common stock presently outstanding, and any shares of our common stock issues upon exercise of stock options and/or warrants, will be fully paid and non-assessable. Each holder of common stock is entitled to one vote for each share owned on all matters voted upon by shareholders, and a majority vote is required for all actions to be taken by shareholders. In the event we liquidate, dissolve or wind-up our operations, the holders of the common stock are entitled to share equally and ratably in our assets, if any, remaining after the payment of all our debts and liabilities and the liquidation preference of any shares of preferred stock that may then be outstanding. The common stock has no preemptive rights, no cumulative voting rights, and no redemption, sinking fund, or conversion provisions. Since the holders of common stock do not have cumulative voting rights, holders of more than 50% of the outstanding shares can elect all of our Directors, and the holders of the remaining shares by themselves cannot elect any Directors. Holders of common stock are entitled to receive dividends, if and when declared by the Board of Directors, out of funds legally available for such purpose, subject to the dividend and liquidation rights of any preferred stock that may then be outstanding.

Dividend Policy

We have never declared any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Options and Warrants:

As of May 31, 2008 there were no options or warrants outstanding to acquire shares of the Company’s common stock.

Convertible Securities

At May 31, 2008 we have no convertible securities of the Company, except those convertible securities as disclosed outstanding with SportsQuest, Inc.

Amendment of our Bylaws

Our bylaws may be adopted, amended or repealed by the affirmative vote of a majority of our outstanding shares. Subject to applicable law, our bylaws also may be adopted, amended or repealed by our board of directors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDPENDENCE.

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

On February 15, 2008, SportsQuest issued 500,000 of its common shares to a SportsQuest Director as compensation for a value of $75,000, or $.15 per share.

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

The Executive has been serving the Company since August 17, 2007 through January 7, 2008. The Company has accrued the sum of $150,000 for the period and agrees to pay the accrued amount upon receiving funding in an amount sufficient to pay the accrual. The CEO of the Company has forgiven the accrual of unpaid compensation as of May 31, 2008.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by Kramer Weisman and Associates LLP for professional services rendered for the audit of the Company’s annual financial statements for the period ended May 31, 2008 approximated $7,500 and $0.00 respectively. The aggregate fees billed by Kramer Weisman and Associates LLP for the review of the financial statements included in the Company’s Forms 10-Q for the period ended May 31, 2008 approximated $0.00 per year.

Audit-Related Fees. The aggregate fees billed by Kramer Weisman and Associates LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the period ended May 31, 2008, and that are not disclosed in the paragraph captioned “Audit Fees” above, were $7,500 and $0, respectively.

Tax Fees. The aggregate fees billed by Kramer Weisman and Associates LLP for professional services rendered for tax compliance, tax advice and tax planning for the period ended May 31, 2008 were $0.

All Other Fees. The aggregate fees billed Kramer Weisman and Associates LLP for products and services, other than the services described in the paragraphs “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” above for the period ended May 31, 2008 approximated $0.00.

PART IV

ITEM 15. EXHIBITS AND REPORTS.

Exhibits

3.1	Articles of Incorporation (1)

3.1	Amendments to Articles of Incorporation – Fourth Article (1)

3.1	Amendment to Articles of Incorporation – Name Change (1)
14.1	Code of Ethics (2)
23.1	Consent of Independent Auditor
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act. (2)
31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes Oxley Act (2)
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act. (2)
32.2	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes Oxley Act (2)
99.1	Audit Committee Charter (2)
99.2	Compensations Committee Charter (2)

___________________________________________________

 (1). Incorporated by reference to the same exhibit filed with the Company’s Annual Report on Form 10-KSB for the year ending May 31, 2006.
(2) Filed herewith

ITEM 15: SIGNATURES

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Registrant Date: September 15, 2008	SportsQuest, Inc. By: /s/ Thomas Kidd
R. Thomas Kidd
Chairman, President Chief Executive Officer (Principal Executive Officer)

Date: September 15, 2008	By: /s/ Thomas Kidd
R. Thomas Kidd
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 12th day of September 2008.

s/ R. Thomas Kidd	Pres Chief Executive Officer, Principal Financial Officer and Director
R. Thomas Kidd