Form 10-Q
period 2008-08-31
SportsQuest, Inc.
filed 2008-10-15
CIK 803097

U.S. Securities and Exchange Commission
Washington, D.C. 20549

____________________
FORM 10-Q
____________________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT
For the transition period from N/A to N/A

____________________

Commission File No. 033-09218
____________________
SportsQuest, Inc.
(Name of small business issuer as specified in its charter)

Delaware	22-274564
State of Incorporation	IRS Employer Identification No

1809 East Broadway #125, Oviedo, Florida 32765
(Address of principal executive offices)

 (757) 572-9241
(Issuer’s telephone number)
Securities registered under Section 12(b) of the Exchange Act:
None
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.0001 par value per share
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 10, 2008
Common stock, $0.0001 par value	13,763,151

SPORTSQUEST, INC.
INDEX TO FORM 10-QSB FILING
FOR THE THREE MONTHS ENDED AUGUST 31, 2008

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION
		PAGE

		Page Numbers
PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets	3
	Condensed Consolidated Statements of Income	4
	Condensed Consolidated Statement of Cash Flows	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management Discussion & Analysis of Financial Condition and Results of Operations	11
Item 3	Quantitative and Qualitative Disclosures About Market Risk	15
Item 4.	Controls and Procedures	15

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	16
Item 1A.	Risk Factors	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Submission of Matters to a Vote of Security Holders	24
Item 5	Other information	24
Item 6.	Exhibits	24

CERTIFICATIONS

	Exhibit 31 - Management certification
	Exhibit 32 - Sarbanes-Oxley Act

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

SPORTSQUEST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS:
	August 31, 2008	May 31, 2008
	(unaudited)

CURRENT ASSETS
Cash	$1,161	$13,553
Prepaid expenses and other current assets	125,043	125,043
Total current assets	126,204	138,595

PROPERTY AND EQUIPMENT, net	6,766	7,099

Due from affiliate	693,576	717,077
Intangible assets - media content	-	10,000,000
Investment in unconsolidated subsidaries	4,653,750	3,903,750
TOTAL ASSETS	$5,480,295	$14,766,521

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$77,015	$73,739
Accrued expenses and other liabilities	15,947	15,947
Notes from affiliates	3,903,750	3,903,750
Total current liabilities	3,996,712	3,993,436

COMMITMENTS AND CONTINGENCIES:	-	-

Convertible note payable	257,723	255,205
Bond payable	763,500	733,308
Total liabilities	5,017,935	4,981,950

STOCKHOLDERS' EQUITY:
Preferred stock, $.0001 par value, 1,200,000 shares authorized,
100,000 issued as of August 31, 2008 and May 31, 2008, respectively	10	10
Common stock, $.0001 par value, 98,800,000 shares authorized,
13,014,494 and 12,397,597 issued and outstanding as of
August 31, 2008 and May 31, 2008, respectively	1,302	1,240
Treasury stock	(10,000)	(10,000)
Additional Paid-in capital	586,400	9,833,995
Common stock subscribed, not issued	2,812,300	2,812,300
Accumulated deficit	(2,927,652)	(2,852,973)
Total stockholders' equity	462,360	9,784,571

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,480,295	$14,766,521

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSQUEST, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED AUGUST 31, 2008 AND 2007

	2008	2007
	(unaudited)
REVENUES:
Revenue	$-	$28,183
	-	28,183
OPERATING EXPENSES:
General and administrative expenses	34,092	14,283
Sales and marketing expenses	5,075	-
Depreciation and amortization	334	-
Total operating expenses	39,501	14,283
OPERATING LOSS	(39,501)	13,900

OTHER (INCOME) AND EXPENSES
Interest expense	35,178	127,747
Total other expense	35,178	127,747

NET (LOSS)	$(74,679)	$(113,847)

NET (LOSS) INCOME PER SHARE:
Basic and diluted:	$(0.01)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted:	13,014,494	11,896,235

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSQUEST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THREE MONTHS ENDED AUGUST 31, 2008 AND 2007

	2008	2007
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss)	$(74,679)	$(113,847)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	334	-
Changes in operating assets and liabilities:
Prepaid and other current assets	-	-
Accounts payable	3,275	(19,397)
Accrued expenses and other liabilities	32,711	142,732
Net cash (used) in operating activities	(38,359)	9,488

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipement	-	(10,500)
Net cash (used in) by investing activities	-	(10,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received on Convertible notes	2,467	1,108
Notes from affiliates	23,500	-
Net cash provided by financing activities	25,967	1,108

(DECREASE) IN CASH	(12,392)	96
CASH, BEGINNING OF YEAR	13,553	-
CASH, END OF YEAR	$1,161	$96

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$32,711	$142,732
Taxes paid	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSQUEST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE ENDED AUGUST 31, 2008 and 2007

NOTE 1 - DESCRIPTION OF BUSINESS

SportsQuest, Inc. (“SportsQuest or Company”) is a majority, 79%, owned subsidiary of DoMark. The Sportsquest business was created to develop, own and manage high end sports events and their operating entities, as well as executing a growth strategy involving acquisition of diverse and effective sports marketing platforms. SportsQuest was incorporated in April 3, 1986 in Delaware under the name Bay Head Ventures, Inc. The Company has been managing the US Pro Golf Tour and anticipates it will continue to manage USPGT for the foreseeable future. SportsQuest trades on the Pink Sheets under “SPQS.PK”. SportsQuest holds significant value in content media and is refocusing is business model.

DoMark International, Inc. (“DoMark”) was incorporated under the laws of the State of Nevada on March 30, 2006. The Company was formed to engage in the acquisition and refinishing of aged furniture using exotic materials and then reselling it through interior decorators, high-end consignment shops and online sales. The Company has abandoned it prior business of exotic furniture sales and is acquiring through acquisition and reverse merger operating entities that will bring value to the company.

On August 17, 2007,SportsQuest, Inc., entered into a Stock Issuance, Assumption and Release Agreement (the “Assumption Agreement”), by and among SportsQuest, Inc. and Greens Worldwide Incorporated (“Greens”) and AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC (collectively, the “Greens Worldwide Investors”). The transactions contemplated by the Assumption Agreement include the following:

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

NOTE 2 - BASIS OF PRESENTATION

Interim Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three period ended August 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended May 31, 2008.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion ( Including Partial Cash Settlement)

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

NOTE 4 - RELATED PARTY TRANSACTIONS

On February 15, 2008, the Company issued 500,000 of its common shares to a company director as compensation for a value of $75,000.

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

This matter is presently in litigation and the Company has been assured by its counsel that it will prevail in this matter. ZCE arbitration claims against the Company were withdrawn on September 22, 2008.

In August 2008, DoMark issued 500,000 shares to SportsQuest to buy out SportsQuest right to by Javaco, Inc. and wholly owned subsidiary of DoMark.

NOTE 5 - NET LOSS PER SHARE

Restricted shares and warrants are not included in the computation of the weighted average number of shares outstanding during the periods. The net loss per common share is calculated by dividing the consolidated loss by the weighted average number of shares outstanding during the periods.

NOTE 6 - EQUITY

During three months ended August 31, 2008:

			Stock for
Quarter Ended	Stock issued	Cash Received	Conversion of

August 31, 2008	-	2,467	616,900
Total Issued	-	2,467	616,900

During the three months ended August 31, 2008, the Company issued 616,900 shares of its common stock for the conversion of debt in the amount of $2,467 in accordance with the NIR Group convertible note agreement.

NOTE 7 - SUBSEQUENT EVENTS

On September 29, 2008, we executed an agreement with Veridigm, Inc., a Delaware corporation ("Veridigm"), shareholders of our Company and DoMark International, Inc., a Nevada Corporation (the "Agreement"), whereby pursuant to the terms and conditions of that Agreement, Veridigm acquired nine million, nine hundred and seventy three thousand, three hundred and ninety seven (9,973,397) shares of our common stock and one hundred thousand (100,000) shares of our preferred stock As a condition to this acquisition, Veridigm is required to assign certain assets to DoMark. Unless extended by mutual consent of the parties, the closing shall occur on or before October 17, 2008. In the event certain closing conditions are not satisfied, Veridigm shall transfer to DoMark the judgment arising from VRGD (f/k/a E-Notes Systems Inc, Plaintiff) vs. TOTALMED SYSTEMS INC., in return for Fifty thousand (50,000) shares of common stock of DoMark.

On October 10, 2008 the Company was approved by FINRA to receive clearance to enter quotations on the OTC Bulletin Board.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-QSB, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company adopted at management’s discretion, the most conservative recognition of revenue based on the most astringent guidelines of the SEC in terms of recognition of software licenses and recurring revenue. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the transition period ended May 31, 2008, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

Overview

Target Acquisitions

We have targeted several other sports entities for acquisition and believe that we will be successful in an acquisition strategy to grow our sports marketing platforms.

Title Sponsorship

We have executed an agreement with NewsUSA to provide a presenting title media sponsorship in the form of $10 million of print and radio media for promotion of us and our subsidiaries. The Company has rescinded this agreement and Domark International, Inc. has entered into a separate agreement for this media.

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

Revenues

Revenue from product sales is recognized upon shipment to customers at which time such customers are invoiced. Units are shipped under the terms of FOB shipping point when determination is made that collectibility is probable. Revenues for services are recognized upon completion of the services. For consulting services and other fee-for-service arrangements, revenue is recognized upon completion of the services. The Company has adopted the Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 104, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements.

Additional Information

SportsQuest files reports and other materials with the Securities and Exchange Commission. These documents may be inspected and copied at the Securities and Exchange Commission, Judiciary Plaza, 100 F Street, N.E., Room 1580, and Washington, D.C. 20549. You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also get copies of documents that the Company files with the Commission through the Commission’s Internet site at www.sec.gov.

Results of Operations

Revenues for the three months ended August 31, 2008 decreased to $0.00 from $28,183 for the three months ended August 31, 2007 respectively. Our future revenue plan is dependent on our ability to effectively introduce new viable acquisitions to provide value to our shareholders.

General and administrative expenses for the three months ended August 31, 2008 increased to $34,092 from $14,283 for three months ended August 31, 2007. The increase in general and administrative expenses relates to increased costs of being a public reporting company, including costs associated with our filings with the U.S. Securities and Exchange Commission which matches with our overall business plan, and increase in the use of consulting firms.

Selling and marketing expenses for three months ended August 31, 2008 increase to $5,075 from $0.00 for three months ended August 31, 2007. The increase in sales and marketing services relates to costs associated with hiring investor relations firms, and marketing firms.

Depreciation and amortization for three months ended August 31, 2008 increased to $334 from $0.00 for three months ended August 31, 2007. The increase in depreciation and amortization relates to the purchase of new equipment to prepare our product associated with our marketing plan.

The Company incurred losses of approximately $74,679, and $113,847 for the three months ended August 31, 2007, respectively. Our losses since our inception through August 31, 2008 amount to $2,927,652.

Liquidity and Capital Resources

The Company has maintained a minimum of three months of working capital in the bank since September of 2005. This reserve was intended to allow for an adequate amount of time to secure additional funds from investors as needed. To date, the Company has not succeeded in securing capital as needed.

The Company's operating activities (used) provided by ($38,358) and $9,488 in the three months ended August 31, 2008 and 2007 respectively.  The difference is mainly attributable to the increase in operating expenses in the current year.

Cash used by investing activities was $0.00 and $10,500 for the three months ended August 31, 2008 and 2007, respectively. The decrease is due to a decrease in purchase of equipment to develop our products.

Cash provided by financing activities was $25,967 and $1,108 for the three months ended August 31, 2008 and 2007, respectively. The increase is due to an increase in notes from affiliates to operate the Company.

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

Critical Accounting Policies

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

Additional Information

We file reports and other materials with the Securities and Exchange Commission. These documents may be inspected and copied the Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains a web site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do hold any derivative instruments but do not engage in any hedging activities. We are in the business of acquiring successfully operating subsidiaries to build the value of our Company.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

 Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations.  Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties.  Often, one or two individuals control every aspect of the Company’s operation and are in a position to override any system of internal control.  Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of August 31, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the President, concluded that, as of August 31, 2008, our internal control over financial reporting was effective.

(b)  Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company may become involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, except as discussed below, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations, or liquidity.

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

In connection with the litigation above, John Zaring and Bianca Cioffi filed a claim against us with the American Arbitration Association (“AAA”), however, as of September 22, 2008 their claims in arbitration against the Company have been withdrawn and canceled.

ITEM 1A - Risk Factors

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

WE MAY NOT HAVE ACCESS TO SUFFICIENT CAPITAL TO PURSUE OUR BUSINESS AND THEREFORE WOULD BE UNABLE TO ACHIEVE OUR PLANNED FUTURE GROWTH:

We intend to pursue a growth strategy that includes development of the Company business and technology. Currently we have limited capital which is insufficient to pursue our plans for development and growth. Our ability to implement our growth plans will depend primarily on our ability to obtain additional private or public equity or debt financing. We are currently seeking additional capital. Such financing may not be available at all, or we may be unable to locate and secure additional capital on terms and conditions that are acceptable to us. Our failure to obtain additional capital will have a material adverse effect on our business.

OUR LACK OF DIVERSIFICATION IN OUR BUSINESS SUBJECTS INVESTORS TO A GREATER RISK OF LOSSES

All of our efforts are focused on the development and growth of that business and its technology in an unproven area. Although the medical billing is substantial, we can make no assurances that the marketplace will accept our products.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, beginning with our annual report on Form 10-K for our fiscal period ending May 31, 2008, we will be required to prepare assessments regarding internal controls over financial reporting and beginning with our annual report on Form 10-K for our fiscal period ending May 31, 2009, furnish a report by our management on our internal control over financial reporting. We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. While our management is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis. There also can be no assurance that our auditors will be able to issue an unqualified opinion on management’s assessment of the effectiveness of our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

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

As of August 31, 2008, we had 13,014,494 shares of common stock issued and outstanding.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

During the three months ended August 31, 2008, the Company issued 616,900 shares of its common stock for the conversion of debt in the amount of $2,468 in accordance with the NIR Group convertible note agreement. The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended August 31, 2008.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended August 31, 2008.

ITEM 5.  OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant Date: October 15, 2008	SportsQuest, Inc. By: /s/ R. Thomas Kidd
R. Thomas Kidd
Chairman, Chief Executive Officer (Principle Executive Officer, Principle Financial Officer)