Form 10-Q
period 2023-09-30
SportsQuest, Inc.
filed 2023-11-03
CIK 803097

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to ________.

Commission File Number: 000-56591

SPORTSQUEST, INC.

________________________________________________

(Exact name of registrant as specified in its charter)

DELAWARE	20-4742564
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

500 Australian Avenue, Suite 600, West Palm Beach, Florida	33401
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 954-837-6833

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
COMMON STOCK, $0.0001 PAR VALUE	SPQS	OTC Markets

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes   ☐ No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of November 3, 2023, there were 2,444,363,151 shares of the registrant's common stock, $0.0001 par value per share, outstanding.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

PART II — OTHER INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SPORTSQUEST, INC.

BALANCE SHEETS

(UNAUDITED)

	As of Sept. 30, 2023	As of Dec. 31, 2022
ASSETS
Current Assets
Cash and Bank	$3,449	$2,207
Interest Receivable	–	–
Dues from related party	–	–
Total current assets	3,449	2,207

TOTAL ASSETS	$3,449	$2,207

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Convertible notes payable	$190,973	$130,973
Accrued Interest Payable	109,865	101,235
Total current liabilities	300,838	232,208

Total other liabilities	–	–
TOTAL LIABILITIES	300,838	232,208

Stockholders' Equity
Common stock, par value $0.0001 - authorized 5,000,000,000 shares 2,228,763,151 and 4,178,763,151 shares issued and outstanding as of September 30, 2023 and December 31, 2022 respectively	222,876	417,876
Additional paid-in-capital	2,570,488	2,370,488
Accumulated deficit	(3,090,753)	(3,018,365)
Net Income	–	–
TOTAL STOCKHOLDERS' EQUITY	(297,389)	(230,001)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,449	$2,207

The accompanying notes are an integral part of these consolidated financial statements.

SPORTSQUEST, INC.

STATEMENTS OF OPERATIONS

FOR THE PERIOD ENDED SEPTEMBER 30, 2023

(UNAUDITED)

	PERIOD ENDED SEPT. 2023 (UNAUDITED)	PERIOD ENDED SEPT. 2022 (UNAUDITED)
Operating revenue:
Revenue	$–	$–
Total revenue	–	–

Operating expenses:
Bank Charges	370	109
Miscelleneous Expense	1,225	–
Subscription & Dues	255	–
Rentals	11,250	–
Transportation and Travels	17,091	–
Hotel and Accommodation	8,790	12,566
Telecommunication	3,337	2,248
Consulting Services	51,260	3,375
Interest Expense	8,630	45,605
Total operating expenses	72,388	93,723
Loss from operations	(72,388)	(93,723)

Other Income (expenses)	–	–
Interest Income	–	–
Gain/(Loss) from disposal of assets	–	–
Misc. receivables written off	–	–
Misc. payables written off	–	–
Gain/(Loss) from settlement/debt extinguishment	–	–
Total other income/(expense)	–	–

Net Income/ loss	$(72,388)	$(93,723)

The accompanying notes are an integral part of these consolidated financial statements.

SPORTSQUEST, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD ENDED SEPTEMBER 30, 2023.

	Common Stock		Additional Paid-in	Accumulated
Description	Shares	Amount	Capital	Deficit	Total

Balance – Balance Jan 1, 2022	1,244,783,961	$124,478	$2,663,886	$(2,893,401)	$(105,037)
Common stock issued	2,933,979,190	293,398	–	–	293,398
Additional paid in capital	–	–	(293,398)	–	(293,398)
Net (loss)	–	–	–	(124,964)	(124,964)

Balance – December 31, 2022	4,178,763,151	$417,876	$2,370,488	$(3,018,365)	$(230,001)

Balance – Balance Jan 1, 2023	4,178,763,151	$417,876	$2,370,488	$(3,018,365)	$(230,001)
Additional paid in capital	(1,950,000,000)	(195,000)	200,000	–	5,000
Net (loss)	–	–	–	(72,388)	(72,388)

Balance – September 30, 2023	2,228,763,151	$222,876	$2,570,488	$(3,090,753)	$(297,389)

The accompanying notes are an integral part of these financial statements.

SPORTSQUEST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIOD ENDED SEPTEMBER 30,2023

(UNAUDITED)

	Period Ended Sept. 30, 2023	Period Ended Sept. 30, 2022
Cash flows from operating activities:
Net loss from continuing operations attributable to common stockholders	$(72,388)	(93,723)
Adjustments to reconcile net loss to net
Cash used in operating activities:
Preferred stock issued for services	–	–
Changes in:
Interest Receivables	–	–
Due from related party	–	–
Due to related party & Interest Payable	8,630	45,605
Net cash used in operating activities	(63,758)	(48,119)

Cash flows from investing activities
License agreements	–	–
Security deposits	–	–
Net cash used in investing activities	–	–

Cash flows from financing activities
Convertible note payable	60,000	49,774
Additional paid in capital	200,000	(220,049)
Common share	(195,000)	220,048
Net cash provided by financing activities	65,000	49,774

Net increase in cash	1,242	1,655

Cash, beginning of period	2,207	–
Cash, end of period	$3,449	$1,655

The accompanying notes are an integral part of these financial statements.

SPORTSQUEST, INC.

NOTES TO SEPTEMBER 30, 2023, AND 2022

CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Operations

Sportsquest Inc., a Delaware corporation, (the “Company”) was formed under the laws of the State of Delaware on April 3, 1986. Office address is located at 500 S Australian Ave, 600 West Palm Beach FI 33401 USA.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principle of consolidation

The accompanying consolidated financial statements include only the accounts of the parent company Company as of September 30, 2023 and 2022.

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s).Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

(i)	Assumption as a going concern: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

These significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to these estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

 Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly.

Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements.

To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses, accounts payable and accrued expenses, approximate their fair value because of the short maturity of those instruments.

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less to be cash and cash equivalents.

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation is calculated using the straight-line method over the estimated useful lives, which range from five (5) Periods for computer equipment to seven (7) Periods for office furniture. Upon sale or retirement of office equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in statements of operations. As of September 30, 2023 and 2022 the company has no investment in Property and equipment

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions. Pursuant to Section 850-10-20 the related parties include: a. affiliates of the Company; b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of financial statements is not required in those statements.

The disclosures shall include: a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time that these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Revenue Recognition

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned.

The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

The Company derives its revenues from sales contracts with its customers with revenues being generated upon rendering of services. Persuasive evidence of an arrangement is demonstrated via invoice; service is considered provided when the service is delivered to the customers; and the sales price to the customer is fixed upon acceptance of the purchase order and there is no separate sales rebate, discount, or volume incentive.

A right of return exists for customers’ retainers that were received prior to commencement of services. If a customer cancels a service contract subsequent to the commencement date, the customer is entitled to a refund, except for services already provided.

Income Tax Provision

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.

Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the Period in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the Periods in which those temporary differences are expected to be recovered or settled.

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company adopted the provisions of paragraph 740-10-25-13 of the FASB Accounting Standards Codification. Paragraph 740-10-25-13 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.

The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all Periods. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no unrecognized tax liabilities or benefits in accordance with the provisions of Section 740-10-25 at September 30, 2023 and 2022.

Earnings per Share

Earnings Per Share is the amount of earnings attributable to each share of common stock. For convenience, the term is used to refer to either earnings or loss per share. Earnings per share (“EPS”) is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Pursuant to ASC Paragraphs 260-10-45-10 through 260-10-45-16 Basic EPS shall be computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Income available to common stockholders shall be computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) from income from continuing operations (if that amount appears in the income statement) and also from net income. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

Pursuant to ASC Paragraphs 260-10-45-45-21 through 260-10-45-45-23 Diluted EPS shall be based on the most advantageous conversion rate or exercise price from the standpoint of the security holder. The dilutive effect of outstanding call options and warrants (and their equivalents) issued by the reporting entity shall be reflected in diluted EPS by application of the treasury stock method unless the provisions of paragraphs 260-10-45-35 through 45-36 and 260-10-55-8 through 55-11 require that another method be applied.

Equivalents of options and warrants include non-vested stock granted to employees, stock purchase contracts, and partially paid stock subscriptions (see paragraph 260–10–55–23). Anti-dilutive contracts, such as purchased put options and purchased call options, shall be excluded from diluted EPS. Under the treasury stock method: a. Exercise of options and warrants shall be assumed at the beginning of the period (or at time of issuance, if later) and common shares shall be assumed to be issued. b. The proceeds from exercise shall be assumed to be used to purchase common stock at the average market price during the period. (See paragraphs 260-10-45-29 and 260-10-55-4 through 55-5.) c. The incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased) shall be included in the denominator of the diluted EPS computation.

There were no potentially debt or equity instruments issued and outstanding at any time during the Periods ended September 30, 2023 and 2022.

Cash Flows Reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

Subsequent Events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued and has determined to disclose the underlisted events

1.	On January 19th 2023 SportsQuest, Inc signed a convertible loan agreement with Worldways International Network Corporation and obtained a loan of $2,000 with 3 Periods maturity form the date of the agreement

2.	On January 20th 2023 SportsQuest, Inc signed a convertible loan agreement with Zoran Cvetojevic an individual located at Vladimira Rolovica 158, Sebia and obtained a loan of $67,500 with 3 Periods maturity form the date of the agreement

3.	On April 4th, 2023 SportsQuest, Inc signed a convertible loan agreement with Zecevic M Custom Management a company located at 15711 Grove Ln, Wellington, FL 33414, USA and obtained a loan of $3,500 with 3 Periods maturity form the date of the agreement

4.	On September 30th, 2023 SportsQuest, Inc signed a convertible loan agreement with Emry Capital Group a company located at 500 S Australian Ave., West Palm Beach FL 33401 USA and obtained a loan of $3,000 with 3 Periods maturity form the date of the agreement

PART II. – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of the period ending June 30, 2023, the Company was not involved in any legal proceedings, save and accept the company threatened to take legal action against a group of ex shareholders Alan Tucker et al if they do not return certain shares which remain unpaid. Subsequently the management learned that these shares were sold in the open market.

ITEM 1A. RISK FACTORS

The SEC requires the company to identify risks that are specific to its business and its financial condition. The company is still subject to all the same risks that all companies in its business, and all companies in the economy, are exposed to. These include risks relating to economic downturns, political and economic events and technological developments (such as hacking and the ability to prevent hacking). Additionally, early-stage companies are inherently riskier than more developed companies. You should consider general risks as well as specific risks when deciding whether to invest.

Summary of Risk Factors

Risks related to our business and industry

•	Our success depends substantially on the value of our brand, which could be materially and adversely affected by the high level of competition in the industry, our ability to anticipate and satisfy consumer preferences, shifting views of franchising and our ability to obtain and retain high-profile strategic partnership arrangements.
•	Our and our franchisees’ stores may be unable to attract and retain clients, which would materially and adversely affect our business, results of operations and financial condition.
•	Our intellectual property rights, including trademarks, trade names, copyrights and trade dress, may be infringed, misappropriated or challenged by others.
•	We and our franchisees rely heavily on information systems, including the use of email marketing and social media, and any material failure, interruption or weakness may prevent us from effectively operating our business, damage our reputation or subject us to potential fines or other penalties.
•	If we fail to properly maintain the confidentiality and integrity of our data, including member credit card, debit card, bank account information and other personally identifiable information, our reputation and business could be materially and adversely affected.
•	The occurrence of cyber incidents, or a deficiency in cybersecurity, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of confidential information, and/or damage to our employee and business relationships and reputation, all of which could harm our brand and our business.
•	If we fail to successfully implement our growth strategy, which includes new regional development by existing and new franchisees, our ability to increase our revenues and operating profits could be adversely affected.
•	Our planned growth and changes in the industry could place strains on our management, employees, information systems and internal controls, which may adversely impact our business.
•	If we cannot retain our key employees and hire additional highly qualified employees, we may not be able to successfully manage our businesses and pursue our strategic objectives.
•	We are subject to a variety of additional risks associated with our franchisees, such as potential franchisee bankruptcies, franchisee changes in control, franchisee turnover rising costs related to construction of new stores and maintenance of existing stores, which could adversely affect the attractiveness of our franchise model, and in turn our business, results of operations and financial condition.
•	Our business is subject to various laws and regulations and changes in such laws and regulations, failure to comply with existing or future laws and regulations or failure to adjust to consumer sentiment regarding these matters, could harm our reputation and adversely affect our business.

Risks related to our common stock

•	Provisions of our corporate governance documents could make an acquisition of our company more difficult and may prevent attempts by our stockholders to replace or remove our current management, even if beneficial to our stockholders.
•	Our stock price could be extremely volatile, and, as a result, stockholders may not be able to resell shares at or above their purchase price.
•	Because we do not currently pay any cash dividends on our common stock, you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.
•	Financial forecasting may differ materially from actual results.

Risks related to our business and industry

Our success depends substantially on the value of our brand.

Our success is dependent in large part upon our ability to maintain and enhance the value of our brand, our store clients’ connection to our brand and a positive relationship with our franchisees. Brand value can be severely damaged even by isolated incidents, particularly if the incidents receive considerable negative publicity or result in litigation. Some of these incidents may relate to our policies, the way we manage our relationships with our franchisees, our growth strategies, our development efforts or the ordinary course of our, or our franchisees’, businesses. Other incidents that could be damaging to our brand may arise from events that are or may be beyond our ability to control, such as:

•	actions taken (or not taken) by one or more franchisees or their employees relating to health, safety, welfare or otherwise;
•	data security breaches or fraudulent activities associated with our and our franchisees’ payment systems;
•	regulatory, investigative or other actions relating to our and our franchisees’ data privacy practices;
•	litigation and legal claims;
•	third-party misappropriation, dilution or infringement or other violation of our intellectual property;
•	regulatory, investigative or other actions relating to our franchisees’ illegal activity targeted at us or others; and
•	conduct by individuals affiliated with us which could violate ethical standards or otherwise harm the reputation of our brand.

Consumer demand for our stores and our brand’s value could diminish significantly if any such incidents or other matters erode consumer confidence in us, our consultants or our reputation as a franchising brand, which would likely result in fewer clients sold or renewed and, ultimately, lower royalty revenue, which in turn could materially and adversely affect our results of operations and financial condition.

The high level of competition in the franchising industry could materially and adversely affect our business.

We compete with the following industry participants: other franchising consultants; business consultants; accountants; business brokers; attorneys; and other businesses that rely on emerging business’ discretionary spending. We may not be able to compete effectively in the markets in which we operate. Competitors may attempt to copy our business model, or portions thereof, which could erode our market share and brand recognition and impair our growth rate and profitability. Competitors, including companies that are larger and have greater resources than us, may compete with us to attract clients in our markets. This competition may limit our ability to attract and retain existing clients and our ability to attract new clients, which in each case could materially and adversely affect our results of operations and financial condition.

If we are unable to anticipate and satisfy consumer preferences and shifting views of franchising, our business may be adversely affected.

Our success depends on our ability to anticipate and satisfy consumer preferences relating to franchising. Our business is and all of our services are subject to changing consumer preferences that cannot be predicted with certainty. Developments or shifts in research or public opinion on the types of franchising services we provide could negatively impact the business or consumers’ preferences for franchising services could shift rapidly to different types of franchising centers or at-home fitness options; and we may be unable to anticipate and respond to shifts in consumer preferences. It is also possible that competitors could introduce new products and services that negatively impact consumer preference for our business model, or that consumers would prefer franchising opportunities outside of business operations that do not align with our business model. Failure to predict and respond to changes in public opinion, public research and consumer preferences could adversely impact our business.

If we fail to obtain and retain high-profile strategic partnership arrangements, or if the reputation of any of our partners is impaired, our business may suffer.

A principal component of our marketing program is to partner with high-profile marketing partners to help us extend the reach of our brand. We may not be able to attract and partner with new marketing partners in the future. In addition, if the actions of our partners were to damage their reputation, our partnerships may be less attractive to our current or prospective clients. Any of these failures by us or our partners could adversely affect our business and revenues.

Our and our franchisees’ stores may be unable to attract and retain clients, which would materially and adversely affect our business, results of operations and financial condition.

Our target market is business educated people seeking to expand and help clients with finding the right franchise opportunity for their situation. The success of our business depends on our and our franchisees’ ability to attract and retain clients. Our and our franchisees’ marketing efforts may not be successful in attracting clients business levels may materially decline over time, especially at locations in operation for an extended period of time. Some of the factors that could lead to a decline in new clients include changing desires and behaviors of consumers or their perception of our brand, a shift to digital fitness versus our core bricks and mortar fitness offerings, changes in business spending trends and general economic conditions, market maturity or saturation, a decline in our ability to deliver quality service at a competitive price, an increase in monthly clientship dues due to inflation, direct and indirect competition in our industry and a decline in the public’s interest in franchising, among other factors.

Our intellectual property rights, including trademarks, trade names, copyrights and trade dress, may be infringed, misappropriated or challenged by others.

Our intellectual property (including our brand) is important to our continued success. We seek to protect our trademarks, trade names, copyrights, trade dress and other intellectual property by exercising our rights under applicable state, provincial, federal and international laws. Policing unauthorized use and other violations of our intellectual property rights is difficult, and the steps we take may not prevent misappropriation, infringement, dilution or other violations of our intellectual property, especially internationally where foreign nations may not have laws to protect against “squatting,” or in “first-to-file” nations where trademark rights can be obtained despite a third party’s prior use of our intellectual property. If we were to fail to successfully protect our intellectual property rights for any reason, or if any third party misappropriates, dilutes, infringes or violates our intellectual property, the value of our brand may be harmed, which could have an adverse effect on our business, results of operations and financial condition. Any damage to our reputation could cause clientship levels to decline or make it more difficult to attract new clients.

We may also from time to time be required to initiate litigation to enforce our intellectual property rights. Third parties may also assert that we have infringed, diluted, misappropriated or otherwise violated their intellectual property rights, which could lead to litigation against us. Litigation, even where we are likely to prevail, is inherently uncertain and could divert the attention of management, result in substantial costs and diversion of resources and negatively affect our clientship sales and profitability regardless of whether we are able to successfully enforce or defend our rights. Despite our efforts to enforce and defend our intellectual property rights, title defects can arise from conduct of third parties that we cannot anticipate or control, or our exclusive ownership and control over our intellectual property, especially our rights in trademarks and trade secrets, could be diminished or impaired. For example, under U.S. law a third party’s prior use of a trademark similar to a SportsQuest trademark could impair our rights in our trademarks, which, despite reasonable research and efforts, we may not have been able to discover or anticipate. In addition, our trade secrets and confidential information could be compromised through misappropriation or unauthorized disclosure, including through a cyber incident, and, despite our reasonable efforts to protect our confidential information and trade secrets, and to maintain the proprietary status thereof, the information could be disclosed or a court could reasonably rule that legal protections provided to trade secrets are no longer enforceable, which could have a material adverse effect on our business, results of operations, financial condition and cash flow.

We and our franchisees rely heavily on information systems, and any material failure, interruption or weakness may prevent us from effectively operating our business and damage our reputation.

We and our franchisees may rely on information systems managed by third parties, to interact with our franchisees and clients and collect, maintain, store and transmit member information, billing information and other personally identifiable information, including for the operation of stores, collection of cash, legal and regulatory compliance, management of our supply chain, accounting, staffing, payment of obligations, ACH transactions, credit and debit card transactions and other processes and procedures. Our ability to efficiently and effectively manage our franchisee and corporate-owned operations depends significantly on the reliability and capacity of these systems, and any potential failure of these third parties to provide quality uninterrupted service is beyond our control.

Our and our franchisees’ operations depend upon our ability, and the ability of our franchisees and third-party service providers (as well as their third-party service providers), to protect our computer equipment and systems against damage from physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, viruses, denial-of-service attacks and other disruptions. The failure of these systems to operate effectively, stemming from maintenance problems, upgrading or transitioning to new platforms, expanding our systems as we grow, a breach in security or other unanticipated problems could result in interruptions to or delays in our business and member services and reduce efficiency in our operations. In addition, the implementation of technology changes and upgrades to maintain current and integrate new systems may also cause service interruptions, operational delays due to the learning curve associated with using a new system, transaction processing errors and system conversion delays and may cause us to fail to comply with applicable laws. If our information systems, or those of our franchisees and third-party service providers (as well as their third-party service providers), fail and our or our partners’ third-party back-up or disaster recovery plans are not adequate to address such failures, our revenues and profits could be reduced and the reputation of our brand and our business could be materially adversely affected, which in turn may materially and adversely affect our results of operations and financial condition.

Use of email marketing and social media may adversely impact our reputation or subject us to fines or other penalties.

There has been a substantial increase in the use of email and social media platforms, including v-logs, blogs, chat platforms, social media websites and other forms of internet-based communication, which allow access to a broad audience of consumers and other interested persons. The rising popularity of social media and other consumer-oriented technologies has increased the speed and accessibility of information dissemination. Negative or false commentary about us may be posted on social media platforms or similar platforms at any time and may harm our business, brand, reputation, marketing partners, financial condition, and results of operations, regardless of the information’s accuracy.

We also use email and social media platforms as marketing tools. For example, we maintain social media accounts and may occasionally email clients to inform them of certain offers or promotions. As laws and regulations, including Federal Trade Commission (“FTC”) enforcement, rapidly evolve to govern the use of these platforms and devices, the failure by us, our employees, our franchisees or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms and devices could adversely impact our and our franchisees’ business, financial condition and results of operations or subject us to fines or other penalties.

If we fail to properly maintain the confidentiality and integrity of our data, including credit card, debit card, bank account information and other personally identifiable information, our reputation and business could be materially and adversely affected.

In the ordinary course of business, we and our franchisees collect, maintain, store and transmit member and employee data, including credit and debit card numbers, bank account information, driver’s license numbers, dates of birth and other highly sensitive personally identifiable information, in information systems that we maintain and in those maintained by franchisees and third parties with whom we contract to provide services. In 2019, we introduced a mobile application that tracks exercise and activity-related data, which may in the future track other personal information. Some of this data is sensitive and could be an attractive target of a criminal attack by malicious third parties with a wide range of motives and expertise, including lone wolves, organized criminal groups, “hacktivists,” disgruntled current or former employees and others. The integrity and protection of member and employee data is critical to us.

Despite the security measures we have in place to comply with applicable laws and rules, our facilities and systems, and those of our franchisees and third-party service providers (as well as their third-party service providers), may be vulnerable to security breaches, acts of cyber terrorism or sabotage, vandalism or theft, computer viruses, loss or corruption of data, programming or human errors or other similar events. Furthermore, the size and complexity of our information systems, and those of our franchisees and our third-party service providers (as well as their third-party service providers), make such systems potentially vulnerable to security breaches from inadvertent or intentional actions by our employees, franchisees or vendors, or from attacks by malicious third parties. Because such attacks are increasing in sophistication and change frequently in nature, we, our franchisees and our third-party service providers may be unable to anticipate these attacks or implement adequate preventative measures, and any compromise of our systems, or those of our franchisees and third-party service providers (as well as their third-party service providers), may not be discovered and remediated promptly. Changes in consumer behavior following a security breach or perceived breach, act of cyber terrorism or sabotage, vandalism or theft, computer viruses, loss or corruption of data or programming or human error or other similar event affecting a competitor, large retailer or financial institution may materially and adversely affect our business, which in turn may materially and adversely affect our results of operations and financial condition.

Additionally, the handling of personally identifiable information by our, or our franchisees’, businesses are regulated at the federal, state and international levels, as well as by certain industry groups, such as the Payment Card Industry Security Standards Council, NACHA, and individual credit card issuers. Federal, state, international and industry groups may also consider and implement from time to time new privacy and security requirements that apply to our businesses. Compliance with contractual obligations and evolving privacy and security laws, requirements and regulations may result in cost increases due to necessary system changes, new limitations or constraints on our business models and the development of new administrative processes. They also may impose further restrictions on our handling of personally identifiable information that are housed in one or more of our, or our franchisees’ databases, or those of our third-party service providers. Noncompliance with privacy laws or industry group requirements or a security breach or perceived non-compliance or breach involving the misappropriation, loss or other unauthorized disclosure of personal, sensitive or confidential information, whether by us or by one of our franchisees or vendors, could have material adverse effects on our and our franchisees’ business, operations, brand, reputation and financial condition, including decreased revenue, material fines and penalties, litigation, increased financial processing fees, compensatory, statutory, punitive or other damages, adverse actions against our licenses to do business and injunctive relief by court or consent order. Despite our efforts, the handling of personally identifiable information may not be in compliance with applicable law, or this information could be disclosed or lost due to a hacking event or unauthorized access to our information system, or through publication or improper disclosure, any of which could affect the value of our brand. We maintain and we require our franchisees to maintain cyber risk insurance, but in the event of a significant data security breach, this insurance may not cover all of the losses that we would be likely to suffer.

The occurrence of cyber incidents, or a deficiency in cybersecurity, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of confidential information, and/or damage to our employee and business relationships and reputation, all of which could harm our brand and our business.

We could be in the future, subject to cyber incidents or other adverse events that threaten the confidentiality, integrity or availability of information resources, including intentional attacks or unintentional events where parties gain unauthorized access to systems to disrupt operations, corrupt data or steal confidential information about customers, franchisees, vendors and employees. Such attacks have become more common, and many companies have recently experienced serious cyber incidents and breaches of their information technology systems. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. The three primary risks that could directly result from the occurrence of a cyber incident include operational interruption, damage to the relationship with clients and private data exposure, which each in turn could create additional risks and exposure. We maintain insurance coverage to address cyber incidents, and have also implemented processes, procedures and controls to help mitigate these risks. However, these measures do not guarantee that our reputation and financial results will not be adversely affected by such an incident.

Because our franchisees accept electronic forms of payment from their customers, our business requires the collection and retention of customer data, including credit and debit card numbers and other personally identifiable information in various information systems that we and our franchisees maintain and in those maintained by third parties with whom we and our franchisees contract to provide credit card processing. We also maintain important internal company data, such as personally identifiable information about our employees and franchisees and information relating to our operations. Our use of personally identifiable information is regulated by foreign, federal and state laws, as well as by certain third-party agreements. As privacy and information security laws and regulations and contractual obligations with third parties evolve, we may incur additional costs to ensure that we remain in compliance with those laws and regulations and contractual obligations. If our security and information systems are compromised or if we, our employees or franchisees fail to comply with these laws, regulations, or contract terms, and this information is obtained by unauthorized persons or used inappropriately, it could adversely affect our reputation and could disrupt our operations and result in costly litigation, judgments, or penalties arising from violations of federal and state laws and payment card industry regulations.

Under certain laws, regulations and contractual obligations, a cyber incident could also require us to notify customers, employees or other groups of the incident or could result in adverse publicity, loss of sales and profits or an increase in fees payable to third parties. We could also incur penalties or remediation and other costs that could adversely affect the operation of our business, which in turn may materially and adversely affect our results of operations and financial condition.

If we fail to successfully implement our growth strategy, which includes new franchisees, our ability to increase our revenues and operating profits could be adversely affected.

Our growth strategy relies in large part upon new franchisees. Our franchisees face many challenges in opening new operation, including:

•	availability and cost of financing;
•	competition;
•	negotiation of acceptable financing terms;
•	securing required domestic or foreign governmental permits and approvals;
•	franchising trends in new geographic regions and acceptance of our offerings;
•	employment, training and retention of qualified employees; and
•	general economic and business conditions.

Our growth strategy also relies on our ability to identify, recruit and enter into agreements with a sufficient number of franchisees. In addition, our ability and the ability of our franchisees to successfully open and operate new stores in new or existing markets may be adversely affected by a lack of awareness or acceptance of our brand, as well as a lack of existing marketing efforts and operational execution in these new markets. To the extent that we are unable to implement effective marketing and promotional programs and foster recognition and affinity for our brand in new domestic and international markets, our and our franchisees’ new stores may not perform as expected and our growth may be significantly delayed or impaired.

Economic, political and other risks associated with our international operations could adversely affect our profitability and international growth prospects.

We may have stores operating in certain other countries around the world. Our international operations would be subject to a number of risks inherent to operating in foreign countries, and any expansion of our international operations will increase the impact of these risks. These risks include, among others:

•	inadequate brand infrastructure within foreign countries to support our international activities;
•	inconsistent regulation or sudden policy changes by foreign agencies or governments;
•	the collection of royalties from foreign franchisees;
•	difficulty of enforcing contractual obligations of foreign franchisees;
•	increased costs in maintaining international franchise and marketing efforts;
•	franchisees’ difficulty in raising adequate capital;
•	problems entering international markets with different cultural bases and consumer preferences;
•	political and economic instability of foreign markets;
•	compliance with laws and regulations applicable to our international operations, such as the Foreign Corrupt Practices Act and regulations promulgated by the Office of Foreign Asset Control;
•	fluctuations in foreign currency exchange rates; and
•	operating in new, developing or other markets in which there are significant uncertainties regarding the interpretation, application and enforceability of laws and regulations relating to contract and intellectual property rights.

As a result, those new stores may be less successful than stores in our existing markets. Further, effectively managing growth can be challenging, particularly as we continue to expand into new international markets where we must balance the need for flexibility and a degree of autonomy for local management against the need for consistency with our mission and standards.

Our financial results are affected by the operating and financial results of, and our relationships with, our franchisees.

A substantial portion of our revenues come from royalties, which are generally based on a percentage of gross monthly clientship dues and annual fees at our franchise stores or, in certain cases, a sliding scale based on gross monthly clientship dues, other fees and commissions generated from activities associated with our franchisees, and equipment sales to our franchisees. As a result, our financial results are largely dependent upon the operational and financial results of our franchisees.  Negative economic conditions, including recession, public health emergencies, inflation, increased unemployment levels and the effect of decreased consumer confidence or changes in consumer behavior, could materially harm our franchisees’ financial condition, which would cause our royalty and other revenues to decline and materially and adversely affect our results of operations and financial condition as a result. In addition, if our franchisees fail to renew their franchise agreements, these revenues may decrease, which in turn could materially and adversely affect our results of operations and financial condition.

Our franchisees could take actions that harm our business.

Our franchisees are contractually obligated to operate their stores in accordance with the operational, safety and health standards set forth in our agreements with them, including adherence to applicable laws and regulations. However, franchisees are independent third parties and their actions are outside of our control. In addition, we cannot be certain that our franchisees will have the business acumen or financial resources necessary to operate successful franchises in their approved locations, and certain state franchise laws limit our ability to terminate or not renew these franchise agreements. Our franchisees own, operate and oversee the daily operations of their stores. As a result, the ultimate success and quality of any franchise store rests with the franchisee. If franchisees do not successfully operate stores in a manner consistent with required standards and comply with local laws and regulations, franchise fees and royalties paid to us may be adversely affected, and our brand image and reputation could be harmed, which in turn could materially and adversely affect our results of operations and financial condition.

Although we believe we generally maintain positive working relationships with our franchisees, disputes with franchisees could damage our brand image and reputation and our relationships with our franchisees generally.

We are subject to a variety of additional risks associated with our franchisees.

Our franchise business model subjects us to a number of risks, any one of which may impact our royalty revenues collected from our franchisees, may harm the goodwill associated with our brand, and may materially and adversely impact our business and results of operations.

Bankruptcy of franchisees. A franchisee bankruptcy could have a substantial negative impact on our ability to collect payments due under such franchisee’s franchise agreement(s). In a franchisee bankruptcy, the bankruptcy trustee may reject its franchise agreement(s), ADA(s) and/or franchisee lease/sublease pursuant to Section 365 under the U.S. bankruptcy code, in which case there would be no further royalty payments from such franchisee, and we may not ultimately recover those payments in a bankruptcy proceeding of such franchisee in connection with a damage claim resulting from such rejection.

Franchisee changes in control. Our franchises are operated by independent business owners. Although we have the right to approve franchise owners, and any transferee owners, we cannot predict in advance whether a particular franchise owner will be successful. If an individual franchise owner is unable to successfully establish, manage and operate the store, the performance and quality of service of the store could be adversely affected, which could reduce clients and negatively affect our royalty revenues and brand image. Although our agreements prohibit “changes in control” of a franchisee without our prior consent as the franchisor, our form franchise agreement, and state franchise relationship laws limit our ability to withhold our consent to the transfer of a store to a new owner. In any transfer situation, the transferee may not be able to perform its obligations under its franchise agreements and successfully operate the store. In such a case the performance and quality of service of the store could be adversely affected, which could also reduce clients and negatively affect our royalty revenues and brand image.

In addition, in the event of the death or permanent disability of a franchisee (if a natural person) or a principal of a franchisee entity, the executors and representatives of the franchisee are required to appoint an operator approved by us to manage the store. There is, however, no assurance that any such operator would be found or, if found, would be able to successfully operate its store. In the event that an acceptable operator is not found, the franchisee would be in default under its franchise agreement and, among other things, the franchise agreement and the franchisee’s right to operate the store under the franchise agreement could be terminated. If a new operator is not found or approved by us, or the new operator is not as successful in operating the store as the then-deceased franchisee or franchisee principal, the gross EFT of the store may be affected and could adversely affect our business and operating results.

Franchisee insurance. Our form franchise agreement requires each franchisee to maintain certain insurance types and levels. Losses arising from certain extraordinary hazards, however, may not be covered, and insurance may not be available (or may be available only at prohibitively expensive rates) with respect to many other risks, or franchisees may fail to procure the required insurance. Moreover, any loss incurred could exceed policy limits and policy payments made to franchisees may not be made on a timely basis. Any such loss or delay in payment could have a material adverse effect on a franchisee’s ability to satisfy its obligations under its franchise agreement or other contractual obligations, which could cause the termination of the franchisee’s franchise agreement and, in turn, may materially and adversely affect our operating and financial results.

Some of our franchisees are operating entities. Franchisees may be natural persons or legal entities. Our franchisees that are operating companies (as opposed to limited purpose entities) are subject to business, credit, financial and other risks, which may be unrelated to the operation of their stores. These unrelated risks could materially and adversely affect a franchisee that is an operating company and its ability to service its clients and maintain store operations while making royalty payments, which in turn may materially and adversely affect our business and operating results.

Franchise agreement termination; nonrenewal. Each franchise agreement is subject to termination by us as the franchisor in the event of a default, generally after expiration of applicable cure periods, although under certain circumstances a franchise agreement may be terminated by us upon notice without an opportunity to cure. The default provisions under the former franchise agreement are drafted broadly and include, among other things, any failure to meet operating standards and actions that may threaten our brand’s goodwill. Moreover, a franchisee may have a right to terminate its franchise agreement in certain circumstances. Our ability to terminate a franchise agreement following a default that is not cured within the applicable cure period, if any, and the ability of franchisees under certain circumstances to terminate a franchise agreement, could reduce our royalty revenue, which in turn may materially and adversely affect our business and operating results.

In addition, each franchise agreement has an expiration date. Upon the expiration of a franchise agreement, we or the franchisee may, or may not, elect to renew the franchise agreement. If the franchise agreement is renewed, the franchisee will receive a “successor” franchise agreement for an additional term. Such option, however, is contingent on the franchisee’s execution of the then-current form franchise agreement (which may include increased royalty payments, advertising fees and other fees and costs), the satisfaction of certain conditions (including re-equipment and remodeling of the store and other requirements) and the payment of a successor fee. If a franchisee is unable or unwilling to satisfy any of the foregoing conditions, the expiring franchise agreement will terminate upon expiration of its term. If not renewed, a franchise agreement and the related payments will terminate. We may be unable to find a new franchisee to replace such lost revenues, which in turn may materially and adversely affect our business and operating results.

Franchisee litigation; effects of regulatory efforts. We and our franchisees are subject to a variety of litigation risks, including, but not limited to, member claims, personal injury claims, vicarious liability claims, litigation with or involving our relationship with franchisees, litigation alleging that the franchisees are our employees or that we are the co-employer of our franchisees’ employees, employee allegations against the franchisee or us of improper termination and discrimination, landlord/tenant disputes and intellectual property claims. Each of these claims may increase costs, reduce the execution of new franchise agreements and affect the scope and terms of insurance or indemnifications we and our franchisees may have. In addition, we and our franchisees are subject to various regulatory efforts to enforce employment laws, such as efforts to classify franchisors as the co-employers of their franchisees’ employees and legislation to categorize individual franchised businesses as large employers for the purposes of various employment benefits. We and our franchisees also may be subject to changes in state tax laws or enforcement of state tax laws, whereby states subject certain franchisee payments to out of state franchisors to state sales tax or other, similar taxes. These and other legislation or regulations may have a disproportionate impact on franchisors and/or franchised businesses. These changes may impose greater costs and regulatory burdens on franchising and negatively affect our ability to sell new franchises, which in turn may materially and adversely affect our results of operations and financial condition.

Franchise agreements and franchisee relationships. Our franchisees develop and operate their stores under terms set forth in our area development agreement (ADAs) and franchise agreements, respectively. These agreements typically give rise to long-term relationships that involve a complex set of mutual obligations and mutual cooperation. We have a standard set of agreements that we typically use with our franchisees, but various franchisees have negotiated specific terms in these agreements. Furthermore, we may from time to time negotiate terms of our franchise agreements with individual franchisees or groups of franchisees (e.g., a franchisee association). We seek to have positive relationships with our franchisees, based in part on our common understanding of our mutual rights and obligations under our agreements, to enable both the franchisees’ business and our business to be successful. However, we and our franchisees may not always maintain a positive relationship or always interpret our agreements in the same way. Our failure to have positive relationships with our franchisees could individually or in the aggregate cause us to change or limit our business practices, which may make our business model less attractive to our franchisees or our clients and could result in costly litigation between us and our franchisees. Finally, we have the discretion to, and may change over time, the financial and other terms of our franchise agreements and ADAs offered to new franchisees and developers. In the past, we have sought to discuss and reach an accord with our franchisee association over such changes, but there is no assurance that we will be successful in such efforts in the future. If we were unsuccessful, this may lead to discord with our franchisee association that could have a detrimental effect on the growth of our business.

Construction and maintenance costs. Our franchisees may incur rising costs related to construction of new stores and maintenance of existing stores, which could adversely affect the attractiveness of our franchise model, and in turn our business, results of operations and financial condition. Corporate-owned stores require significant upfront and ongoing investment, including periodic remodeling and equipment replacement. If our franchisees’ costs are greater than expected, franchisees may need to outperform their operational plan to achieve their targeted return. In addition, increased costs may result in lower profits to franchisees, which may allow a franchisee to terminate its franchise agreement or make it harder for us to attract new franchisees, which in turn could materially and adversely affect our business, results of operations and financial condition.

Franchisee turnover. There can be no guarantee of the retention of any, including the top performing, franchisees in the future, or that we will maintain the ability to attract, retain, and motivate sufficient numbers of franchisees of the same caliber. The quality of existing franchisee operations may be diminished by factors beyond our control, including franchisees’ failure or inability to hire or retain qualified managers and other personnel. Training of managers and other personnel may be inadequate. These and other such negative factors could reduce franchise stores’ revenues, impact payments to us from franchisees under the franchise agreements and could have a material adverse effect on our revenues, which in turn may materially and adversely affect our business.

Our business is subject to various laws and regulations and changes in such laws and regulations, or failure to comply with existing or future laws and regulations, could adversely affect our business.

We are subject to the FTC Franchise Rule, which is a trade regulation imposed on franchising promulgated by the FTC that regulates the offer and sale of franchises in the United States and that requires us to provide to all prospective franchisees certain mandatory disclosure in a FDD. In addition, we are subject to state franchise registration and disclosure laws in approximately 14 states and various state business opportunity laws that regulate the offer and sale of franchises by requiring us, unless otherwise exempt, to register our franchise offering in those states prior to our making any offer or sale of a franchise in those states and to provide a FDD to prospective franchisees in accordance with such laws. We are subject to franchise disclosure laws in States that regulate the offer and sale of franchises by requiring us, unless otherwise exempt, to prepare and deliver a franchise disclosure document to disclose our franchise offering in a prescribed format to prospective franchisees in accordance with such laws, and that regulate certain aspects of the franchise relationship. We are subject to similar franchise sales laws in Canada,Mexico, and Australia (should we expand internationally), and may become subject to similar laws in other countries in which we may offer franchises in the future. Failure to comply with such laws may result in a franchisee’s right to rescind its franchise agreement and damages, and may result in investigations or actions from federal or state franchise authorities, civil fines or penalties, and stop orders, among other remedies. We are also subject to franchise relationship laws in approximately 20 states and in various U.S. territories that regulate many aspects of the franchise relationship including, depending upon the jurisdiction, renewals and terminations of franchise agreements, franchise transfers, the applicable law and venue in which franchise disputes must be resolved, discrimination and franchisees’ right to associate, among others. Our failure to comply with such franchise relationship laws could result in fines, damages and our inability to enforce franchise agreements where we have violated such laws. Although we believe that our FDDs, franchise sales practices and franchise activities comply with such franchise sales laws and franchise relationship laws, our non-compliance could result in liability to franchisees and regulatory authorities (as described above), inability to enforce our franchise agreements and a reduction in our anticipated royalty revenue, which in turn may materially and adversely affect our business and results of operations.

We and our franchisees are also subject to the Fair Labor Standards Act of 1938, as amended, and various other laws in the United States, Canada, Panama, Mexico and Australia governing such matters as minimum-wage requirements, overtime and other working conditions. Based upon our experience with hiring employees and operating corporate-owned stores, we believe a significant number of our and our franchisees’ employees are paid at rates related to the U.S. federal or state minimum wage, and past increases in the U.S. federal and/or state minimum wage have increased labor costs, as would future increases. Any increases in labor costs might result in our and our franchisees inadequately staffing stores. Such increases in labor costs, and those that may arise due to other changes in labor laws or as a result of low unemployment rates, could affect store performance and quality of service, decrease royalty revenues and adversely affect our brand.

Our and our franchisees’ operations and properties are subject to extensive U.S., Canadian, Panamanian, Mexican and Australian, federal, international, state, provincial and local laws and regulations, including those relating to environmental, building and zoning requirements. Our and our franchisees’ development of properties depends to a significant extent on the selection and acquisition of suitable sites, which are subject to zoning, land use, environmental, traffic and other regulations and requirements. Failure to comply with these legal requirements could result in, among other things, revocation of required licenses, administrative enforcement actions, fines and civil and criminal liability, which could adversely affect our business.

We and our franchisees are responsible at stores we each operate for compliance with state, provincial and local laws that regulate the relationship between stores and their clients. Many states and provinces have consumer protection regulations that may limit the collection of clientship dues or fees prior to opening, require certain disclosures of pricing information, mandate the maximum length of contracts and “cooling off” periods for clients (after the purchase of a clientship), set escrow and bond requirements for stores, govern member rights in the event of a member relocation or disability, provide for specific member rights when a store closes or relocates, or preclude automatic clientship renewals. Our or our franchisees’ failure to comply fully with these rules or requirements may subject us or our franchisees to fines, penalties, damages and civil liability, or result in clientship contracts being void or voidable. In addition, states or provinces may update these laws and regulations. Any additional costs which may arise in the future as a result of changes to the legislation and regulations or in their interpretation could individually or in the aggregate cause us to change or limit our business practices, which may make our business model less attractive to our franchisees or our clients.

Risks related to our common stock

Provisions of our corporate governance documents could make an acquisition of our Company more difficult and may prevent attempts by our stockholders to replace or remove our current management, even if beneficial to our stockholders.

Our certificate of incorporation and bylaws and the Delaware General Corporation Law (the “DGCL”) contain provisions that could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders. These provisions include:

•	the division of our board of directors into three classes and the election of each class for three-year terms;
•	advance notice requirements for stockholder proposals and director nominations;
•	the ability of the board of directors to fill a vacancy created by the expansion of the board of directors;
•	the ability of our board of directors to issue new series of, and designate the terms of, preferred stock, without stockholder approval, which could be used to, among other things, institute a rights plan that would have the effect of significantly diluting the stock ownership of a potential hostile acquirer, likely preventing acquisitions that have not been approved by our board of directors;
•	limitations on the ability of stockholders to call special meetings and to take action by written consent; and
•	the required approval of holders of at least 75% of the voting power of the outstanding shares of our capital stock to adopt, amend or repeal certain provisions of our certificate of incorporation and bylaws or remove directors for cause.

In addition, Section 203 of the DGCL may affect the ability of an “interested stockholder” to engage in certain business combinations, for a period of three years following the time that the stockholder becomes an “interested stockholder.” While we have elected in our certificate of incorporation not to be subject to Section 203 of the DGCL, our certificate of incorporation contains provisions that have the same effect as Section 203 of the DGCL and accordingly will not be subject to such restrictions.

Because our board of directors is responsible for appointing the clients of our management team, these provisions could in turn affect any attempt to replace current clients of our management team. As a result, you may lose your ability to sell your stock for a price in excess of the prevailing market price due to these protective measures, and efforts by stockholders to change the direction or management of the Company may be unsuccessful.

Our stock price could be extremely volatile, and, as a result, stockholders may not be able to resell shares at or above their purchase price.

Currently our common stock is listed on the Pink Sheets or OTC Markets and it is thinly traded. This situation means our stock price could fluctuate based on very low trading volume. In addition, in recent years the stock market in general has been highly volatile. As a result, the market price and trading volume of our common stock is likely to be similarly volatile, and investors in our common stock may experience a decrease, which could be substantial, in the value of their stock, including decreases unrelated to our results of operations or prospects, and could lose part or all of their investment. The price of our common stock could be subject to wide fluctuations in response to a number of factors, including those described elsewhere in this report and others such as:

•	variations in our operating performance and the performance of our competitors;
•	actual or anticipated fluctuations in our quarterly or annual operating results;
•	publication of research reports by securities analysts about us or our competitors or our industry;
•	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;
•	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give fo the market.
•	additions and departures of key employees.
•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;
•	the passage of legislation or other regulatory developments affecting us or our industry;
•	speculation in the press or investment community;
•	changes in accounting principles;
•	terrorist acts, acts of war or periods of widespread civil unrest;
•	natural disasters, pandemics and other calamities;
•	breach or improper handling of data or cybersecurity events; and
•	changes in general market and economic conditions.

In the past, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources, and could also require us to make substantial payments to satisfy judgments or to settle litigation.

Because we do not currently pay any cash dividends on our common stock, you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.

We may retain future earnings, if any, for future operations, expansion and debt repayment and do not currently pay any cash dividends on our common stock. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur, including our securitized financing facility. As a result, you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than that which you paid for it.

Financial forecasting may differ materially from actual results.

Due to the inherent difficulty of predicting future events and results, our forecasted financial and operational results may differ materially from actual results. Discrepancies between forecasted and actual results could cause a decline in the price of our stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Sarbanes-Oxley Act Section 302 Certification of Principal Executive Officer and Principal Financial Officer. *
32.1	Sarbanes-Oxley Act Section 906 Certification of Principal Executive Officer and Principal Financial Officer. *

_________________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPORTSQUEST, INC

Dated: November 3, 2023

	By:	/s/ Irina Veselinovic
Irina Veselinovic Chief Executive Officer and Chief Operational Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Position	Date

/s/ Zoran Cvetojevic	Chairman of the Board of Directors	November 3, 2023
Zoran Cvetojevic

