Form 10-K
period 2025-12-31
SportsQuest, Inc.
filed 2026-03-30
CIK 803097

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-K

_________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to __________

Commission File Number: 000-56591

_____________________

SPORTSQUEST, INC.

(Exact name of registrant as specified in its charter)

_____________________

Wyoming	20-2742564
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Australian Avenue, Suite 600 West Palm Beach, FL	33401
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code   (561) 631 9221

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	SPQS	OTC Markets

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.00001

(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐  No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

Aggregate market value ≈ $0.40 million (≈ $402K) as of June 30, 2025.

The Common Stock shares outstanding as of March 27, 2026: 4,024,163,151.

i

PART I

Item 1. Business

Corporate History

SportsQuest, Inc. (“the Company” or “SPQS”), was formed under the laws of the State of Delaware on April 3, 1986 under the name Bay Head Ventures, Inc. On July 29, 1988 the Company acquired 100% of the issued and outstanding shares of A.B. Park & Fly, Inc. On December 8, 1988, the Company changed its name to Air Brook Airport Express, Inc. On August 16, 2007, Lextra Management Group, Inc. acquired 51.16% of our issued and outstanding common stock and an outstanding account receivable due to Air Brook Limousine by us in the amount of $340,000. At the closing, Air Brook Limousine terminated the August 10, 1993 agreement referenced above. On August 16, 2007, we issued 6,800,000 shares of our common stock to Lextra in exchange for the forgiveness of the $340,000 receivable. On August 21, 2007, we acquired all of the assets of Lextra pursuant to an Asset Purchase Agreement dated August 21, 2007, in exchange for the issuance of 2,000,000 shares of common stock to Lextra and the forgiveness of our $500,000 loan to Lextra. The assets of Lextra were transferred to our wholly-owned subsidiary, SportsQuest Management Group, Inc. At that time the company changed its name to SportsQuest, Inc.

The Company developed, owned and managed high end sports events and their operating entities, as well as executing a growth strategy involving acquisition of diverse and effective sports marketing platforms. The Company also managed the US Pro Golf Tour.

In 2021, the Company changed its focus to the acquisition of innovative products and services and is currently focused on providing consulting services to potential franchise buyers and advertising franchise opportunities through our website.

On January 9, 2025, the Company redomiciled from Delaware to Wyoming.

Our Current Business

SportsQuest operates a web portal (www.iefranchise.com) that provides information on more than 350 franchise opportunities through our agreement with Business Alliance Inc. (BAI), as described below. Additionally, franchisors advertise with us to have their franchise opportunity listed on our site. Most groups working with BAI concentrate on 1 – 3 industry sectors. However, we can monetize on many sectors by offering paid lead generation per transaction to the franchisor or on a subscription basis.

Item 1A. Risk Factors

This information is not required of smaller reporting companies.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We believe cybersecurity is critical to our Company. We are not conducting material operations, so cybersecurity threats have not affected our business strategy or results of operations and the Board of Directors will assess the potential threat to future operations as such operations develop. The Board of Directors will oversee management’s processes for identifying and mitigating risks, including cybersecurity risks, to facilitate mitigating our risks involved with cybersecurity. help align our risk exposure with our strategic objectives. The Board relies on its executive officers to identify cybersecurity risks and retains oversight of cybersecurity. In the event of an incident, we intend to take appropriate steps from incident detection to mitigation, recovery and notification of appropriate parties. Management is responsible for day-to-day monitoring of cybersecurity, including detection and response and to report risks and incidents to the Board of Directors. We rely on computer software provided by third parties to protect our computer systems against cybersecurity threats.

Item 2. Properties

The Company operates from its principal office located at 500 Australian Avenue, Suite 600, West Palm Beach, Florida. The facility is leased and is considered adequate for current operations.

Item 3. Legal Proceedings

The Company is not currently involved in any material legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is quoted on the OTC Pink market under the symbol “SPQS.” There is limited trading activity and no assurance of liquidity.

As of December 31, 2025, there were approximately 4,024,163,151 shares of common stock outstanding.

The Company has not paid any dividends and does not anticipate paying dividends in the foreseeable future.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations

For the year ended December 31, 2025, the Company reported:

•	Net loss of $121,640 (2024: $227,443)

Operating expenses consisted primarily of administrative expenses, consulting services, and interest expense.

Liquidity and Capital Resources

As of December 31, 2025:

•	Cash: $259
•	Working capital deficit: $460,005

The Company has funded operations primarily through convertible notes and equity issuances.

Going Concern

The Company has incurred recurring losses and has limited cash resources. These factors raise substantial doubt about its ability to continue as a going concern.

Segment Reporting

The company operates as a single operating and reportable segment. Operating segments are defined as components of an enterprise for which separate financial information is available and regularly reviewed by the chief operating decision maker (“CODM”) in allocating resources and assessing performance. The Company’s chief operating decision maker, its Chief Executive Officer, evaluates the Company’s performance and allocates resources on a consolidated basis. Accordingly, the Company has determined that it operates in a single operating and reportable segment, and therefore, all required financial segment information is presented in the financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company has limited exposure to market risk due to its minimal operations. However, it may be subject to interest rate risk related to outstanding debt.

Item 8. Financial Statements and Supplementary Data

The audited financial statements for the years ended December 31, 2025 and 2024 are included in this report, including:

•	Balance Sheets
•	Statements of Operations
•	Statements of Stockholders’ Equity
•	Statements of Cash Flows
•	Notes to Financial Statements

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2025 and concluded that they were effective.

Due to the Company’s size, internal controls over financial reporting may not be as comprehensive as those of larger public companies.

Item 9B. Other Information

During the quarter ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Company’s executive officer is:

•	Irina Veselinovic – Principal Executive Officer and Principal Financial Officer
•	Zoran Cvetojevic – Chairman, Treasurer

We do not maintain insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, and employees that we believe are reasonably designed to promote compliance with insider trading laws, rules, and regulations applicable to us. We have failed to do so due to limited number of members of management, limited resources, and the lack of equity awards granted to management.

Item 11. Executive Compensation

Due to the Company’s early-stage status, executive compensation has been minimal and primarily equity-based. No formal compensation programs are currently in place.

The Board has not established policies and practices (whether written or otherwise) regarding the timing of option grants or other awards in relation to the release of material nonpublic information (“MNPI”) and do not take MNPI into account when determining the timing and terms of stock option or other equity awards to executive officers. The Company does not time the disclosure of MNPI, whether positive or negative, for the purpose of affecting the value of executive compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Name of Officer/Director or Control Person	Affiliation with Company (e.g. Officer Title /Director/Owner of more than 5%)	Residential Address (City / State Only)	Number of shares owned	Share type/class	Ownership Percentage of Class Outstanding	Note
Zoran Cvetojevic	Chairman, Preferred Shareholder, Treasurer	West Palm Beach, Florida	1,200,000	Preferred	100%	Control
Zoran Cvetojevic	Chairman, Preferred Shareholder, Treasurer	West Palm Beach, Florida	1,000,000	Preferred	100%	Control
JEFFREY BURNS	Shareholder	THOMASVILLE, GA 31792-5088	650,000,000	Common	26.16%
ENERGY 101 CONSULTING ALAN TUCKER - Ft. Lauderdale, FL 33308	Shareholder	GRAND ISLAND, NY 14072-3009	195,000,000	Common	8.7%
JJM CONSULTING INC ALAN TUCKER - Ft. Lauderdale, FL 33308	Shareholder	BUFFALO, NY 14218-2107	195,000,000	Common	8.7%

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company has relied on loans to fund operations.

Item 14. Principal Accounting Fees and Services

The Company’s independent registered public accounting firm is Aloba, Awomolo & Partners.

Audit fees consist primarily of services related to the annual audit and financial statement preparation.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Financial Statements

Included in Item 8.

(b) Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

_______________________

Item 16. Form 10-K Summary

SportsQuest, Inc. is an early-stage company focused on franchise consulting and lead generation services. The Company has not generated revenues and continues to incur losses.

The Company’s strategy is to expand its platform and generate revenue through consulting, advertising, and lead generation services. However, significant risks remain, including the need for additional capital and uncertainty regarding its ability to continue as a going concern.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2026	SportsQuest, Inc.

	By:	/s/ Irina Veselinovic
Irina Veselinovic
Title: Principal Executive Officer and Principal Financial Officer

SPORTSQUEST, INC.

Audited Financial Statements

For the year ended December 31, 2025 & 2024.

ALOBA, AWOMOLO & PARTNERS

(Chartered Accountants)

Floor 4, Providence Court, Ajibade Bus Stop, Beside CocaCola Ibadan, Oyo State, Nigeria Tel: 08055439586, 08034725835

Email: audits@alobaawomolo.org; alobaawomolopartners@gmail.com; website: www.alobaawomolo.org

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of SportsQuest, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of SportsQuest, Inc. (the Company) as of December 31, 2025, and the related statements of income, stockholders’ equity, and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the financial statements).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the financial statements, the Company has incurred recurring losses, has a working capital deficiency, and has minimal cash resources, which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

Aloba, Awomolo & Partners – PCAOB ID #7275

We have served as the Company’s auditor since 2025.

Ibadan, Nigeria

March 27, 2026

SPORTSQUEST, INC.

BALANCE SHEETS

AUDITED

	As of December 31, 2025 (Audited)	As of December 31, 2024 (Audited)
ASSETS
Current Assets
Cash and Bank	$259	$3,191
Total current assets	259	3,191

TOTAL ASSETS	$259	$3,191

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Convertible notes payable	$319,204	$302,395
Accrued Interest Payable	141,060	124,161
Total current liabilities	460,264	426,556

Total other liabilities	–	–
TOTAL LIABILITIES	460,264	426,556

Stockholders' Equity
Preferred Stock Class A par value $0.001 - authorized 1,200,000 shares. 1,200,000 issued and outstanding	1,200	–
Preferred Stock Class B par value $0.001 - authorized 1,000,000 shares. 1,000,000 issued and outstanding	1,000	1,000
Common stock, par value $0.0001 - authorized 5,000,000,000 shares. 4,024,163,151 and 3,674,163,151 shares issued and outstanding as of December 31, 2025 and December 31, 2024 respectively	402,416	367,416
Additional paid-in-capital	2,613,288	2,564,488
Accumulated deficit	(3,477,909)	(3,356,269)
TOTAL STOCKHOLDERS' EQUITY	(460,005)	(423,365)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$259	$3,191

The accompanying notes are an integral part of these financial statements

SPORTSQUEST, INC.

STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2025

AUDITED

	Year Ended December 31, 2025 (Audited)	Year Ended December 31, 2024 (Audited)
Operating revenue:
Revenue	$–	$–
Total revenue	–	–

Operating expenses:
Bank Charges	566	847
Administrative Expenses	48,507	49,369
Consulting Services	24,168	50,671
Interest Expense	16,899	15,874
Total operating expenses	90,140	116,761

Loss from operations	(90,140)	(116,761)

Other Income (expenses)
Gain/(Loss) from settlement/debt extinguishment	(31,500)	(110,682)
Total other income/(expense)	(31,500)	(110,682)

Net Loss	$(121,640)	$(227,443)
Net Loss Per Share
Basic and Diluted	$(0.00003)	$(0.00006)
Weighted Average Shares Outstanding
Basic and Diluted	3,849,163,151	3,674,163,151

The accompanying notes are an integral part of these consolidated financial statements.

SPORTSQUEST, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2025

	Common	Preferred	Preferred	Common	Preferred	Preferred	Additional Paid-in	Accumulated
Description	Shares	Shares (A)	Shares (B)	Stock	Shares (A)	Shares (B)	Capital	Deficit	Total
				$	$	$	$	$	$
Balance – Balance Jan 1, 2024	2,444,363,151	–	1,000,000	244,436	–	1,000	2,564,488	(3,128,826)	(318,902)
Common stock issued	1,229,800,000	–	–	122,980	–	–	–	–	122,980
Preferred Stock (A)	–	–	–	–	–	–	–	–	–
Preferred Stock (B)	–	–	–	–	–	–	–	–	–
Net (loss)	–	–	–	–	–	–	–	(227,443)	(227,443)
Additional paid in capital	–	–	–	–	–	–	–	–	–
Balance – December 31, 2024	3,674,163,151	–	1,000,000	367,416	–	1,000	2,564,488	(3,356,269)	(423,365)

Balance – Balance Jan 1, 2025	3,674,163,151	–	1,000,000	367,416	–	1,000	2,564,488	(3,356,269)	(423,365)
Common stock issued	350,000,000	–	–	35,000	–	–	–	–	35,000
Preferred Stock (A)	–	1,200,000	–	–	1,200	–	–	–	1,200
Preferred Stock (B)	–	–	–	–	–	–	–	–	–
Net (loss)	–	–	–	–	–	–	–	(121,640)	(121,640)
Additional paid in capital	–	–	–	–	–	–	48,800	–	48,800
Balance – December 31, 2025	4,024,163,151	1,200,000	1,000,000	402,416	1,200	1,000	2,564,488	(3,477,909)	(460,005)

The accompanying notes are an integral part of these financial statements.

SPORTSQUEST, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31,2025

AUDITED

	Year Ended December 31, 2025	Year Ended December 31, 2024
Cash flows from operating activities:
Net loss common stockholders	$(121,640)	$(227,443)
Adjustments to reconcile net loss to net cash used in operating activities:
Preferred stock issued for services	–	–
Changes in:
Accrued Interest and Payables	16,899	10,954
Net cash used in operating activities	(104,741)	(216,488)

Cash flows from investing activities
Net cash used in investing activities	–	–

Cash flows from financing activities
Convertible note payable	16,809	94,722
Additional paid in capital	48,800	–
Preferred Share Class A	1,200	–
Common share	35,000	122,980
Net cash provided by financing activities	101,809	217,702

Net increase in cash	(2,932)	1,214
Cash, beginning of period	3,191	1,977
Cash, end of period	$259	$3,191

The accompanying notes are an integral part of these financial statements.

SPORTSQUEST, INC.

NOTES TO DECEMBER 31, 2025, AND 2024

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

Principle of consolidation

The accompanying consolidated financial statements include only the accounts of the parent company as of December 31, 2025, and 2024.

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting Year(s). Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

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

Cash Equivalents

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation is calculated using the straight-line method over the estimated useful lives, which range from five (5) Year for computer equipment to seven (7) Year for office furniture. Upon sale or retirement of office equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in statements of operations. As of December 31, 2025, and 2024 the company has no investment in Property and equipment.

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

The disclosures shall include: a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the Year for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the Year for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding Year; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

Income Tax Provision

The Company accounts for income taxes under Section 740-10-31 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.

Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the Year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the Year in which those temporary differences are expected to be recovered or settled.

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the Year that includes the enactment date.

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

The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim Year and requires increased disclosures.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying balance sheets, as well as tax credit carry-backs and carry-forwards. The Company Periodically reviews the recoverability of deferred tax assets recorded on its balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all Year. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no unrecognized tax liabilities or benefits in accordance with the provisions of Section 740-10-25 at December 31, 2025, and 2024.

Earnings per Share

Earnings Per Share is the amount of earnings attributable to each share of common stock. For convenience, the term is used to refer to either earnings or loss per share. Earnings per share (“EPS”) is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Pursuant to ASC Paragraphs 260-10-45-10 through 260-10-45-16 Basic EPS shall be computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the Year. Income available to common stockholders shall be computed by deducting both the dividends declared in the Year on preferred stock (whether or not paid) and the dividends accumulated for the Year on cumulative preferred stock (whether or not earned) from income from continuing operations (if that amount appears in the income statement) and also from net income. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued during the Year to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

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

Equivalents of options and warrants include non-vested stock granted to employees, stock purchase contracts, and partially paid stock subscriptions (see paragraph 260–10–55–23). Anti-dilutive contracts, such as purchased put options and purchased call options, shall be excluded from diluted EPS. Under the treasury stock method: a. Exercise of options and warrants shall be assumed at the beginning of the Year (or at time of issuance, if later) and common shares shall be assumed to be issued. b. The proceeds from the exercise shall be assumed to be used to purchase common stock at the average market price during the Year. (See paragraphs 260-10-45-29 and 260-10-55-4 through 55-5.) c. The incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased) shall be included in the denominator of the diluted EPS computation.

There were no potential debt or equity instruments issued and outstanding at any time during the year ended December 31, 2025 and 2024.

Cash Flows Reporting

The Company adopted paragraph 231-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 231-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the Year pursuant to paragraph 831-231-45-1 of the FASB Accounting Standards Codification.

Income Taxes:

The Company accounts for income taxes under ASC 740, Income Taxes. For the year ended December 31, 2025, the Company incurred a net loss of $121,640 and, therefore, has no current or deferred income tax expense.

Income tax rate reconciliation:

Description	Amount ($)	Rate (%)
Loss before income taxes	(121,640)	100%
Federal statutory rate	–	21%
State taxes, net of federal benefit	–	0%
Permanent differences	–	0%
Effective income tax expense	–	0%

The Company has net operating loss carry forwards for federal and state purposes that may be used to offset future taxable income. Deferred tax assets have been fully offset by a valuation allowance due to uncertainty of realization.

Income taxes paid by jurisdiction: $0 (no taxes paid during the year).

Schedule of Note Payables As of December 31, 2025

1.	On January 18, 2022, SportsQuest, Inc signed a convertible loan agreement with Mina Mar Corporation a company located at 500 S Australian Ave., West Palm Beach FL 33401 USA and obtained a loan of $16,573 with 3 Year maturity from the date of the agreement.
2.	On January 19, 2022, SportsQuest, Inc signed a convertible loan agreement with Bayern Industries a company located at 15673 Southern Blvd, Suite 107/104, Loxahatchee Groove, FL 33470 USA and obtained a loan of $17,800 with 3 Year maturity from the date of the agreement.
3.	On February 14, 2022, SportsQuest, Inc signed a convertible loan agreement with Worldways International Network a company located at 500 S Australian Ave., West Palm Beach FL 33401 USA and obtained a loan of $7,400 with 3 Year maturity from the date of the agreement.
4.	On February 14, 2022, SportsQuest, Inc signed a convertible loan agreement with Saveene Corporation a company located at 500 S Australian Ave., West Palm Beach FL 33401 USA and obtained a loan of $5,000 with 3 Year maturity from the date of the agreement.
5.	On October 13, 2022, SportsQuest, Inc signed a convertible loan agreement with Zecevic M Custom Management on a company located at 15711 Grove Ln, Wellington, FL 33414, USA and obtained a loan of $4,500 with 3 Year maturity from the date of the agreement.
6.	On November 10, 2022, SportsQuest, Inc signed a convertible loan agreement with Mina Mar Corporation a company located at 500 S Australian Ave., West Palm Beach FL 33401 USA and obtained a loan of $15,000 with 3 Year maturity from the date of the agreement.
7.	On January 19, 2023, SportsQuest, Inc signed a convertible loan agreement with Worldways International Network a company located at 500 S Australian Ave., West Palm Beach FL 33401 USA and obtained a loan of $2,000 with 3 Year maturity from the date of the agreement.
8.	On January 20, 2023, SportsQuest, Inc signed a convertible loan agreement with Zoran Cvetojevic a natural person located at Vladimira Rolovica 158, 11000 Belgrade, Serbia and obtained a loan of $67,500 with 3 Year maturity from the date of the agreement.
9.	On April 4, 2023, SportsQuest, Inc signed a convertible loan agreement with Zecevic M Custom Management on a company located at 15711 Grove Ln, Wellington, FL 33414, USA and obtained a loan of $3,500 with 3 Year maturity from the date of the agreement.
10.	On June 30, 2023, SportsQuest, Inc signed a convertible loan agreement with Emry Capital Group a company located at 500 S Australian Ave., West Palm Beach FL 33401 USA and obtained a loan of $3,000 with 3 Year maturity from the date of the agreement.
11.	On July 13, 2023, SportsQuest, Inc signed a convertible loan agreement with Bayern Industries a company located at 15673 Southern Blvd, Suite 107/104, Loxahatchee Groove, FL 33470 USA and obtained a loan of $7,500 with 3 Year maturity from the date of the agreement.
12.	On July 27, 2023, SportsQuest, Inc signed a convertible loan agreement with Emry Capital Group a company located at 500 S Australian Ave., West Palm Beach FL 33401 USA and obtained a loan of $20,000 with 3 Year maturity from the date of the agreement.

13.	On August 17, 2023, SportsQuest, Inc signed a convertible loan agreement with Mina Mar Corporation a company located at 500 S Australian Ave., West Palm Beach FL 33401 USA and obtained a loan of $6,500 with 3 Year maturity from the date of the agreement.
14.	On August 28, 2023, SportsQuest, Inc signed a convertible loan agreement with Zecevic M Custom Management on a company located at 15711 Grove Ln, Wellington, FL 33414, USA and obtained a loan of $10,000 with 3 Year maturity from the date of the agreement.
15.	On October 12, 2023, SportsQuest, Inc signed a convertible loan agreement with Mina Mar Corporation a company located at 500 S Australian Ave., West Palm Beach FL 33401 USA and obtained a loan of $10,000 with 3 Year maturity from the date of the agreement.
16.	On November 27, 2023, SportsQuest, Inc signed a convertible loan agreement with Mina Mar Corporation a company located at 500 S Australian Ave., West Palm Beach FL 33401 USA and obtained a loan of $6,400 with 3 Year maturity from the date of the agreement.
17.	On January 4th, 2024, SportsQuest, Inc signed a convertible loan agreement with Zecevic M Custom Management, a company located at 15711 Grove Ln, Wellington, FL 33414, USA and obtained a loan of $7,500 with 3 Year maturity from the date of the agreement.
18.	On January 25th, 2024, SportsQuest, Inc signed a convertible loan agreement with Emry Capital Group a company located at 500 S Australian Ave., West Palm Beach FL 33401 USA and obtained a loan of $5,000 with 3 Year maturity from the date of the agreement.
19.	On February 16th, 2024, SportsQuest, Inc signed a convertible loan agreement with Zecevic M Custom Management a company located at 15711 Grove Ln, Wellington, FL 33414, USA and obtained a loan of $1,500 with 3 Year maturity from the date of the agreement.
20.	On February 27th, 2024, SportsQuest, Inc signed a convertible loan agreement with Emry Capital Group a company located at 500 S Australian Ave., West Palm Beach FL 33401 USA and obtained a loan of $2,500 with 3 Year maturity from the date of the agreement.
21.	On March 13th, 2024, SportsQuest, Inc signed a convertible loan agreement with Emry Capital Group a company located at 500 S Australian Ave., West Palm Beach FL 33401 USA and obtained a loan of $2,500 with 3 Year maturity from the date of the agreement.
22.	On March 28th, 2024, SportsQuest, Inc signed a convertible loan agreement with Emry Capital Group a company located at 500 S Australian Ave., West Palm Beach FL 33401 USA and obtained a loan of $2,500 with 3 Year maturity from the date of the agreement.
23.	On April 15th, 2024, SportsQuest, Inc signed a convertible loan agreement with Saveen Com Inc a company located at 500 S Australian Ave., West Palm Beach FL 33401 USA and obtained a loan of $2,500 with 3 Year maturity from the date of the agreement.
24.	On May 28th, 2024, SportsQuest, Inc signed a convertible loan agreement with Zecevic M Custom Management a company located at 500 S Australian Ave., West Palm Beach FL 33401 USA and obtained a loan of $2,500 with 3 Year maturity from the date of the agreement.
25.	On June 13th, 2024, SportsQuest, Inc signed a convertible loan agreement with Zecevic M Custom Management a company located at 500 S Australian Ave., West Palm Beach FL 33401 USA and obtained a loan of $7,500 with 3 Year maturity from the date of the agreement.
26.	On October 28th, 2024, SportsQuest, Inc signed a convertible loan agreement with Emry Capital Group a company located at 500 S Australian Ave., West Palm Beach FL 33401 USA and obtained a loan of $7,500 with 3 Year maturity from the date of the agreement.
27.	On December 11, 2024, SportsQuest, Inc signed a convertible loan agreement with Fransys Consulting Inc a company located at 500 S Australian Ave., West Palm Beach FL 33401 USA and obtained a loan of $2,500 with 3 Year maturity from the date of the agreement.
28.	On December 24, 2024, SportsQuest, Inc signed a convertible loan agreement with Fransys Consulting Inc a company located at 500 S Australian Ave., West Palm Beach FL 33401 USA and obtained a loan of $6,000 with 3 Year maturity from the date of the agreement.
29.	On January 2, 2025, SportsQuest, Inc signed a convertible loan agreement with Fransys Consulting Inc a company located at 500 S Australian Ave., West Palm Beach FL 33401 USA and obtained a loan of $10,000 with 3 Year maturity from the date of the agreement.
30.	On January 7, 2025, SportsQuest, Inc signed a convertible loan agreement with Fransys Consulting Inc a company located at 500 S Australian Ave., West Palm Beach FL 33401 USA and obtained a loan of $1,750 with 3 Year maturity from the date of the agreement.
31.	On January 13, 2025, SportsQuest, Inc signed a convertible loan agreement with Fransys Consulting Inc a company located at 500 S Australian Ave., West Palm Beach FL 33401 USA and obtained a loan of $1,441 with 3 Year maturity from the date of the agreement.
32.	On January 28, 2025, SportsQuest, Inc signed a convertible loan agreement with Fransys Consulting Inc a company located at 500 S Australian Ave., West Palm Beach FL 33401 USA and obtained a loan of $5,000 with 3 Year maturity from the date of the agreement.
33.	On February 12, 2025, SportsQuest, Inc signed a convertible loan agreement with Emry Capital Group a company located at 500 S Australian Ave., West Palm Beach FL 33401 USA and obtained a loan of $5,000 with 3 Year maturity from the date of the agreement.
34.	On March 27, 2025, SportsQuest, Inc signed a convertible loan agreement with Fransys Consulting Inc a company located at 500 S Australian Ave., West Palm Beach FL 33401 USA and obtained a loan of $4,000 with 3 Year maturity from the date of the agreement.

35.	On April 14, 2025, SportsQuest, Inc signed a convertible loan agreement with Saveene company located at 500 S Australian Ave., West Palm Beach FL 33401 USA and obtained a loan of $2,500 with 3 Year maturity from the date of the agreement.
36.	On April 30, 2025, SportsQuest, Inc signed a convertible loan agreement with Emry Capital Group a company located at 500 S Australian Ave., West Palm Beach FL 33401 USA and obtained a loan of $2,500 with 3 Year maturity from the date of the agreement.
37.	On May 27, 2025, SportsQuest, Inc signed a convertible loan agreement with Emry Capital Group a company located at 500 S Australian Ave., West Palm Beach FL 33401 USA and obtained a loan of $3,000 with 3 Year maturity from the date of the agreement.
38.	On June 11, 2025, SportsQuest, Inc signed a convertible loan agreement with Fransys Consulting Inc a company located at 500 S Australian Ave., West Palm Beach FL 33401 USA and obtained a loan of $14,000 with 3 Year maturity from the date of the agreement.
39.	On June 26, 2025, SportsQuest, Inc signed a convertible loan agreement with Bayern Industry LLC a company located at 500 S Australian Ave., West Palm Beach FL 33401 USA and obtained a loan of $1,500 with 3 Year maturity from the date of the agreement.
40.	On July 28, 2025, SportsQuest, Inc signed a convertible loan agreement with Fransys Consulting Inc a company located at 500 S Australian Ave., West Palm Beach FL 33401 USA and obtained a loan of $2,500 with 3 Year maturity from the date of the agreement.
41.	On August 15, 2025, SportsQuest, Inc signed a convertible loan agreement with Emry Capital Group a company located at 500 S Australian Ave., West Palm Beach FL 33401 USA and obtained a loan of $2,500 with 3 Year maturity from the date of the agreement.
42.	On August 26, 2025, SportsQuest, Inc signed a convertible loan agreement with Bayern Industry LLC a company located at 500 S Australian Ave., West Palm Beach FL 33401 USA and obtained a loan of $2,800 with 3 Year maturity from the date of the agreement.
43.	On October 14, 2025, SportsQuest, Inc signed a convertible loan agreement with Saveene company located at 500 S Australian Ave., West Palm Beach FL 33401 USA and obtained a loan of $1,500 with 3 Year maturity from the date of the agreement.
44.	On November 3, 2025, SportsQuest, Inc signed a convertible loan agreement with Fransys Consulting Inc a company located at 500 S Australian Ave., West Palm Beach FL 33401 USA and obtained a loan of $2,500 with 3 Year maturity from the date of the agreement.
45.	On November 21, 2025, SportsQuest, Inc signed a convertible loan agreement with Saveene company located at 500 S Australian Ave., West Palm Beach FL 33401 USA and obtained a loan of $3,000 with 3 Year maturity from the date of the agreement.
46.	On November 26, 2025, SportsQuest, Inc signed a convertible loan agreement with Saveene company located at 500 S Australian Ave., West Palm Beach FL 33401 USA and obtained a loan of $1,040 with 3 Year maturity from the date of the agreement.

Subsequent Events

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2025, up through the date the Company issued the audited consolidated financial statements and determined that there are no events to disclose.

