Form 10-Q
period 2026-03-31
SportsQuest, Inc.
filed 2026-05-15
CIK 803097

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to ________

Commission File Number: 000-56591

SPORTSQUEST, INC.

(Exact name of registrant as specified in its charter)

wyoming	20-4742564
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

500 Australian Avenue, Suite 600, West Palm Beach, Florida	33401
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 954-837-6833

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
COMMON STOCK, $0.001 PAR VALUE	SPQS	OTC Markets

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

As of May 14, 2026, there were 4,024,163,151 shares of the registrant's common stock, $0.001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPORTSQUEST, INC.

BALANCE SHEETS

	As of March 31, 2026	As of December 31, 2025
	(Unaudited)
ASSETS
Current Assets
Cash and Bank	$3,001	$259
Total current assets	3,001	259

TOTAL ASSETS	$3,001	$259

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Convertible notes payable	$346,704	$319,204
Accrued Interest Payable	144,006	141,060
Total current liabilities	490,710	460,264

Total other liabilities	–	–

TOTAL LIABILITIES	490,710	460,264

Stockholders' Equity
Preferred Stock Class A par value $0.001 - Authorized 1,200,000 shares. 1,200,000 issued and outstanding	1,200	1,200
Preferred Stock Class B par value $0.001 - Authorized 1,000,000 shares. 1,000,000 issued and outstanding	1,000	1,000
Common stock, par value $0.0001 - authorized 5,000,000,000 shares 4,024,163,151 and 3,674,163,151 shares issued and outstanding as of March 31, 2026 and December 31, 2025 respectively	402,416	402,416
Additional paid-in-capital	2,613,288	2,613,288
Accumulated deficit	(3,505,613)	(3,477,909)
TOTAL STOCKHOLDERS' EQUITY	(487,709)	(460,005)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,001	$259

The accompanying notes are an integral part of these consolidated financial statements.

SPORTSQUEST, INC.

STATEMENTS OF OPERATIONS

FOR THE PERIOD ENDED MARCH 31, 2026

	FOR THE THREE MONTHS ENDED MARCH 31,
	2026	2025
	(UNAUDITED)
Operating revenue:
Revenue	$–	$–
Total revenue	–	–

Operating expenses:
Bank Charges	286	243
Administrative Expenses	7,380	16,791
Consulting Services	17,092	10,497
Interest Expense	2,946	4,611
Total operating expenses	27,704	32,142

Loss from operations	(27,704)	(32,142)

Other Income (expenses)
Gain/(Loss) from settlement/debt extinguishment	–	(31,500)
Total other income/(expense)	–	(31,500)

Net Loss	$(27,704)	$(63,642)

Net Loss Per Share
Basic and Diluted	$(0.00003)	$(0.00006)

Weighted Average Shares Outstanding
Basic and Diluted	3,849,163,151	3,674,163,151

The accompanying notes are an integral part of these consolidated financial statements.

SPORTSQUEST, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD ENDED MARCH 31, 2026

Description	Common Share	Preferred Share A	Preferred Share B	Common Stock	Preferred Share A	Preferred Stock (B)	Additional Paid-in Capital	Accumulated Deficit	Total
				$	$	$	$	$	$
Balance – Balance Jan 1, 2025	3,674,163,151	–	1,000,000	367,416	–	1,000	2,564,488	(3,356,269)	(423,365)
Common stock issued	350,000,000	–	–	35,000	–	–	–	–	35,000
Preferred Stock (A)	–	1,200,000	–	–	1,200	–	–	–	1,200
Preferred Stock (B)	–	–	–	–	–	–	–	–	–
Net (loss)	–	–	–	–	–	–	–	(121,640)	(121,640)
Additional paid in capital	–	–	–	–	–	–	48,800	–	48,800
Balance – December 31, 2025	4,024,163,151	1,200,000	1,000,000	402,416	1,200	1,000	2,613,288	(3,477,909)	(460,005)

Balance – Balance Jan 1, 2026	4,024,163,151	1,200,000	1,000,000	402,416	1,200	1,000	2,613,288	(3,477,909)	(460,005)
Common stock issued	–	–	–	–	–	–	–	–	–
Preferred Stock (A)	–	–	–	–	–	–	–	–	–
Preferred Stock (B)	–	–	–	–	–	–	–	–	–
Net (loss)	–	–	–	–	–	–	–	(27,704)	(27,704)
Additional paid in capital	–	–	–	–	–	–	–	–	–
Balance – March 31, 2026	4,374,163,151	1,200,000	1,000,000	402,416	1,200	1,000	2,613,288	(3,505,613)	(487,709)

The accompanying notes are an integral part of these financial statements.

SPORTSQUEST, INC.

STATEMENTS OF CASH FLOWS

FOR THE PERIOD ENDED MARCH 31, 2026

UNAUDITED

	Period Ended March 31, 2026	Period Ended March 31, 2025
Cash flows from operating activities:
Net loss from continuing operations attributable to common stockholders	$(27,704)	$(63,642)
Adjustments to reconcile net loss to net cash used in operating activities:
Preferred stock issued for services	–	–
Changes in:
Accrued Interest and Payables	2,946	4,611
Net cash used in operating activities	(24,758)	(59,030)

Cash flows from investing activities
Net cash used in investing activities	–	–

Cash flows from financing activities
Convertible note payable	27,500	23,969
Additional paid in capital	–	–
Preferred Share	–	–
Common share	–	35,000
Net cash provided by financing activities	27,500	58,969

Net increase in cash	2,742	(61)
Cash, beginning of period	259	3,191
Cash, end of period	$3,001	$3,130

The accompanying notes are an integral part of these financial statements.

SPORTSQUEST, INC.

NOTES TO MARCH 31, 2026 AND 2025

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

Principle of consolidation

The accompanying consolidated financial statements include only the accounts of the parent company as of March 31, 2026, and 2025.

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

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation is calculated using the straight-line method over the estimated useful lives, which range from five (5) Period for computer equipment to seven (7) Period for office furniture. Upon sale or retirement of office equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in statements of operations. As of March 31, 2026, and 2025 the company has no investment in Property and equipment

Related Parties

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

The disclosures shall include: a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the Period for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the Period for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding Period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the Period in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the Period in which those temporary differences are expected to be recovered or settled.

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

The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim Period and requires increased disclosures.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying balance sheets, as well as tax credit carry-backs and carry-forwards. The Company Periodically reviews the recoverability of deferred tax assets recorded on its balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all Period. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no unrecognized tax liabilities or benefits in accordance with the provisions of Section 740-10-25 at March 31, 2026, and 2025.

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

There were no potential debt or equity instruments issued and outstanding at any time during the Period ended March 31, 2026 and 2025.

Cash Flows Reporting

The Company adopted paragraph 231-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 231-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the Period pursuant to paragraph 831-231-45-1 of the FASB Accounting Standards Codification.

Subsequent Events

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2026, up through the date the Company issued the audited consolidated financial statements and determined that there are no events to disclose.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

For the period ended March 31, 2026, the Company reported:

•	Net loss of $27,702 (2025: $63,642)

Operating expenses consisted primarily of administrative expenses, consulting services, and interest expense.

Liquidity and Capital Resources

As of March 31, 2026:

•	Cash: $3,033

•	Working capital deficit: $487,707

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company has limited exposure to market risk due to its minimal operations. However, it may be subject to interest rate risk related to outstanding debt.

Item 4.	Controls and Procedures

Management evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2026 and concluded that they were effective.

Due to the Company’s size, internal controls over financial reporting may not be as comprehensive as those of larger public companies.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of the period ending March 31, 2026, the Company was not involved in any legal proceedings.

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

Our success is dependent in large part upon our ability to maintain and enhance the value of our brand, our store clients’ connection to our brand and a positive relationship with our clients. Brand value can be severely damaged even by isolated incidents, particularly if the incidents receive considerable negative publicity or result in litigation. Some of these incidents may relate to our policies, the way we manage our relationships with our franchisees, our growth strategies, our development efforts or the ordinary course of our, or our franchisees’, businesses. Other incidents that could be damaging to our brand may arise from events that are or may be beyond our ability to control, such as:

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

Our certificate of incorporation and bylaws and the Delaware General Corporation Law (the “DGCL”) contain provisions that could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders. These provisions include:

•	the division of our board of directors into three classes and the election of each class for three period terms;
•	advance notice requirements for stockholder proposals and director nominations;
•	the ability of the board of directors to fill a vacancy created by the expansion of the board of directors;
•	the ability of our board of directors to issue new series of, and designate the terms of, preferred stock, without stockholder approval, which could be used to, among other things, institute a rights plan that would have the effect of significantly diluting the stock ownership of a potential hostile acquirer, likely preventing acquisitions that have not been approved by our board of directors;
•	limitations on the ability of stockholders to call special meetings and to take action by written consent; and
•	the required approval of holders of at least 75% of the voting power of the outstanding shares of our capital stock to adopt, amend or repeal certain provisions of our certificate of incorporation and bylaws or remove directors for cause.

In addition, Section 203 of the DGCL may affect the ability of an “interested stockholder” to engage in certain business combinations, for a period of three periods following the time that the stockholder becomes an “interested stockholder.” While we have elected in our certificate of incorporation not to be subject to Section 203 of the DGCL, our certificate of incorporation contains provisions that have the same effect as Section 203 of the DGCL and accordingly will not be subject to such restrictions.

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

Currently our common stock is listed on the Pink Sheets or OTC Markets and it is thinly traded. This situation means our stock price could fluctuate based on very low trading volume. In addition, in recent periods the stock market in general has been highly volatile. As a result, the market price and trading volume of our common stock is likely to be similarly volatile, and investors in our common stock may experience a decrease, which could be substantial, in the value of their stock, including decreases unrelated to our results of operations or prospects, and could lose part or all of their investment. The price of our common stock could be subject to wide fluctuations in response to a number of factors, including those described elsewhere in this report and others such as:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1	Certification of Principal Executive Officer Pursuant to Section 302
31.2	Certification of Principal Financial Officer Pursuant to Section 302
32.1	Certification of Principal Executive and Accounting Officer Pursuant to Section 906
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in XBRL, and included in exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPORTSQUEST, INC

Dated: May 15, 2026

	By:	/s/ Irina Veselinovic
Irina Veselinovic Chief Executive Officer and Chief Operational Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Position	Date

/s/ Zoran Cvetojevic	Chairman of the Board of Directors	May 15, 2026
Zoran Cvetojevic

