Form 10-Q
period 2026-06-30
SportsQuest, Inc.
filed 2026-08-14
CIK 803097

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 13, 2026, there were 4,024,163,151 shares of the registrant's common stock, $0.001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPORTSQUEST, INC.

BALANCE SHEETS

	As of June 30, 2026	As of December 31, 2025
	(Unaudited)
ASSETS
Current Assets
Cash and Bank	$15,135	$259
Total current assets	15,135	259

TOTAL ASSETS	$15,135	$259

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Convertible notes payable	$390,202	$319,204
Accrued Interest Payable	147,196	141,060
Total current liabilities	537,398	460,264

Total other liabilities	–	–

TOTAL LIABILITIES	537,398	460,264

Stockholders' Equity
Preferred Stock Class A par value $0.001 - Authorised 1,200,000 shares. 1,200,000 issued and outstanding	1,200	1,200
Preferred Stock Class B par value $0.001 - Authorised 1,000,000 shares. 1,000,000 issued and outstanding	1,000	1,000
Common stock, par value $0.0001 - authorized 5,000,000,000 shares 4,024,163,151 and 3,674,163,151 shares issued and outstanding as of June 30, 2026 and December 31, 2025 respectively	402,416	402,416
Additional paid-in-capital	2,613,288	2,613,288
Accumulated deficit	(3,540,167)	(3,477,909)
TOTAL STOCKHOLDERS' EQUITY	(522,263)	(460,005)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,135	$259

The accompanying notes are an integral part of these consolidated financial statements.

SPORTSQUEST, INC.

STATEMENTS OF OPERATIONS

FOR THE SIX MONTH AND THREE MONTH ENDED JUNE 30, 2026

(UNAUDITED)

	Three Months Ended, June 30,		Six Months Ended, June 30,
	2026	2025	2026	2025
Operating revenue:
Revenue	$–	$–	$–	$–
Total revenue	–	–	–	–

Operating expenses:
Bank Charges	190	142	476	385
Administrative Expenses	10,438	12,668	17,818	29,459
Consulting Services	20,737	12,150	37,829	22,647
Interest Expense	3,189	4,544	6,135	9,155
Total operating expenses	34,554	29,504	62,258	61,646

Loss from operations	(34,554)	(29,504)	(62,258)	(61,646)

Other Income (expenses)
Gain/(Loss) from settlement/debt extinguishment	–	(31,500)	–	(31,500)
Total other income/(expense)	–	(31,500)	–	(31,500)

Net Loss	$(34,554)	$(61,004)	$(62,258)	$(93,146)
Net Loss Per Share
Basic and Diluted	$(0.00001)	$(0.00002)	$(0.00002)	$(0.00003)
Weighted Average Shares Outstanding
Basic and Diluted	4,024,163,151	3,674,163,151	4,024,163,151	3,674,163,151

The accompanying notes are an integral part of these consolidated financial statements.

SPORTSQUEST, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2026

	Common	Preferred	Preferred	Common	Preferred	Preferred	Additional Paid-in	Accumulated
Description	Share	Share A	Share B	Stock	Share A	Share B	Capital	Deficit	Total
				$	$	$	$	$	$
Balance – Balance Jan 1, 2025	3,674,163,151	–	1,000,000	367,416	–	1,000	2,564,488	(3,356,269)	(423,365)
Common stock issued	350,000,000	–	–	35,000	–	–	–	–	35,000
Preferred Stock (A)	–	1,200,000	–	–	1,200	–	–	–	1,200
Preferred Stock (B)	–	–	–	–	–	–	–	–	–
Net (loss)	–	–	–	–	–	–	–	(121,640)	(121,640)
Additional paid in capital	–	–	–	–	–	–	48,800	–	48,800
Balance – December 31, 2025	4,024,163,151	1,200,000	1,000,000	402,416	1,200	1,000	2,613,288	(3,477,909)	(460,005)

Balance – Balance Jan 1, 2026	4,024,163,151	1,200,000	1,000,000	402,416	1,200	1,000	2,613,288	(3,477,909)	(460,005)
Common stock issued	–	–	–	–	–	–	–	–	–
Preferred Stock (A)	–	–	–	–	–	–	–	–	–
Preferred Stock (B)	–	–	–	–	–	–	–	–	–
Net (loss)	–	–	–	–	–	–	–	(62,258)	(62,258)
Additional paid in capital	–	–	–	–	–	–	–	–	–
Balance – June 30, 2026	4,024,163,151	1,200,000	1,000,000	402,416	1,200	1,000	2,613,288	(3,540,167)	(522,263)

The accompanying notes are an integral part of these financial statements.

SPORTSQUEST, INC.

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2026

UNAUDITED

	Period Ended June 30, 2026	Period Ended June 30, 2025
Cash flows from operating activities:
Net loss from continuing operations attributable to common stockholders	$(62,258)	$(93,146)
Adjustments to reconcile net loss to net cash used in operating activities:
Preferred stock issued for services	–	–
Changes in:
Accrued Interest and Payables	6,136	9,155
Net cash used in operating activities	(56,122)	(83,990)

Cash flows from investing activities
Net cash used in investing activities	–	–

Cash flows from financing activities
Convertible note payable	70,998	47,469
Common share	–	35,000
Net cash provided by financing activities	70,998	82,469

Net increase in cash	14,876	(1,521)
Cash, beginning of period	259	3,191
Cash, end of period	$15,135	$1,670

The accompanying notes are an integral part of these financial statements.

SPORTSQUEST, INC.

NOTES TO JUNE 30, 2026, AND 2025

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

Principle of consolidation

The accompanying consolidated financial statements include only the accounts of the parent company as of June 30, 2026, and 2025.

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

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation is calculated using the straight-line method over the estimated useful lives, which range from five (5) Period for computer equipment to seven (7) Period for office furniture. Upon sale or retirement of office equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in statements of operations. As of June 30, 2026, and 2025 the company has no investment in Property and equipment

Related Parties

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no unrecognized tax liabilities or benefits in accordance with the provisions of Section 740-10-25 at June 30, 2026, and 2025.

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

There were no potential debt or equity instruments issued and outstanding at any time during the Period ended June 30, 2026 and 2025.

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

Subsequent Events

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2026, up through the date the Company issued the audited consolidated financial statements and determined that there are no events to disclose.

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

For the period ended June 30, 2026, the Company reported:

•	Net loss of $27,702 (2025: $63,642)

Operating expenses consisted primarily of administrative expenses, consulting services, and interest expense.

Liquidity and Capital Resources

As of June 30, 2026:

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

Management evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2026 and concluded that they were effective.

Due to the Company’s size, internal controls over financial reporting may not be as comprehensive as those of larger public companies.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of the period ending June 30, 2026, the Company was not involved in any legal proceedings.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
Dated: August 14, 2026

	By:	/s/ Irina Veselinovic
Irina Veselinovic Chief Executive Officer and Chief Operational Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Position	Date

/s/ Zoran Cvetojevic	Chairman of the Board of Directors	August 14, 2026
Zoran Cvetojevic

